Form 10-Q
period 1996-03-31
ATLANTIC REALTY TRUST
filed 1996-05-20
CIK 948975

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549
                                   FORM 10-Q


  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
- - ------
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
- - ------
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                              ----------   -------------

Commission file number 0-27562
                       -------

                             ATLANTIC REALTY TRUST
                             ---------------------
            (Exact name of registrant as specified in its charter.)

MARYLAND                                             13-3849655
- - --------                                             ----------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

747 Third Avenue, New York, N.Y.                      10017
- - --------------------------------                      -----
(Address of principal executive offices)          (Zip Code)

                                  212-702-8561
                                  ------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   ------    -----

Number of shares of beneficial interest ($.01 par value) of the Registrant outstanding as of May 15, 1996: 3,561,553.

                                     INDEX


Part I.   FINANCIAL INFORMATION
                                                         Page No.
                                                         --------
Item 1.   Financial Statement

     Balance Sheet - March 31, 1996 and
     December 31, 1995  . . . . . . . . . . . . . . . . . . . . 3

     Notes to Consolidated Financial Statement  . . . . . . . . 4


Item 2.

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations  . . . . . . . . . . . . . . . 5


Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . 6

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENT

                                BALANCE SHEET


                                    March 31,     December 31
                                      1996           1996
                                    ---------     -----------
ASSETS:

Cash                                 $100.00         $100.00
                                     =======         =======

     SHAREHOLDERS' EQUITY            $100.00         $100.00
                                     =======         =======





                       See note to financial statement

                         NOTE TO FINANCIAL STATEMENT

1.   GENERAL

     Atlantic Realty Trust (the "Trust"), a wholly-owned subsidiary of RPS Realty Trust, was formed on July 27, 1995 for the purpose of liquidating the mortgage loan portfolio and certain other assets and liabilities which were transferred to the Trust from RPS Realty Trust on May 10, 1996. The Trust intends to liquidate its assets within the next 18 months and, therefore, will adopt the liquidation basis of accounting on May 10, 1996.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

The Trust has not engaged in any operations to date. Upon consummation of the distribution of certain assets from RPS Realty Trust ("RPS"), on May 10, 1996, the Trust now owns seven mortgage loans and three retail properties (which include the Hylan Plaza Shopping Center, located in Staten Island, New York, the Norgate Shopping Center, located in Indianapolis, Indiana and the 9 North Wabash Avenue Building, located in Chicago, Illinois), as well as cash and certain other assets, which include a 20% limited partnership interest in a limited partnership that owns an 18-story building with approximately 138,000 square feet of leasable space located in Chicago, Illinois, furniture, fixtures and equipment, formerly held by RPS. As of the closing date of the acquisition of assets of Ramco-Gershenson, Inc. (the "Ramco Acquisition"), the Trust also borrowed $5,550,000 from RPS in connection with the Ramco Acquisition pursuant to a promissory note which bears interest at the rate of 8.25% and matures on November 9, 1997 (the "Promissory Note"). The Promissory Note is secured by a collateral assignment of the Trust's interest in the Hylan Shopping Center. The Trust does not intend to make new loans or actively engage in either the mortgage lending or the property acquisition business, other than in connection with potential workouts of certain of its mortgage loans. The Trust intends to reduce to cash or cash equivalents the mortgage loans and real property owned by it as soon as practicable and make a liquidating distribution to its shareholders, or merge or combine operations with another real estate entity.


RESULTS OF OPERATIONS

Three months ended March 31, 1996 compared to three months ended March 31, 1995.

The Trust has not engaged in any operations to date.

                          PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits.

     27.1  Financial Data Schedule

B.   No Reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ATLANTIC REALTY TRUST


Date:  May 20, 1996           By: /s/ Joel Pashcow
                                  -------------------------------------
                                  Joel Pashcow
                                  Chairman and President
                                  (Chief Executive Officer)


Date:  May 20, 1996           By: /s/ Edwin R. Frankel
                                  -------------------------------------
                                  Executive Vice President,
                                  Chief Financial Officer and Secretary

                                EXHIBIT INDEX
                                -------------

                                                                   Sequential
      Number                    Exhibit                             Page No.
      ------                    -------                            ----------

       27.1     Financial Data Schedule