Form 10-Q
period 1996-06-30
ATLANTIC REALTY TRUST
filed 1996-08-14
CIK 948975

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    FORM 10-Q


  X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----
EXCHANGE ACT OF 1934

For the transition period from              to
                               -------------  -------------

Commission file number 0-27562

                             ATLANTIC REALTY TRUST
            (Exact name of registrant as specified in its charter.)

            MARYLAND                                             13-3849655
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

747 Third Avenue, New York, N.Y.                                           10017
(Address of principal executive offices)                              (Zip Code)

                                  212-702-8561
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X        No
   --------        --------

Number of shares of beneficial interest ($.01 par value) of the Registrant outstanding as of August 12, 1996: 3,561,553.

ATLANTIC REALTY TRUST               FORM 10-Q                      JUNE 30, 1996

                                    I N D E X


Part I. FINANCIAL INFORMATION                                 PAGE NO.
                                                              --------
Item 1. Financial Statements

   Statements of Net Assets in Liquidation
   June 30, 1996 and May 10, 1996 (Date of Transfer)..........   3

   Statements of Changes in Net Assets in Liquidation -
   Periods May 11, 1996 through June 30, 1996 and April 1,
   1996 through May 10, 1996 (Date of Transfer)...............   4

   Notes to Financial Statements..............................   5

Item 2.

  Management's Discussion of Liquidation Activities...........   8

Part II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K......................   9

ATLANTIC REALTY TRUST               FORM 10-Q                      JUNE 30, 1996

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL  STATEMENTS


               STATEMENTS OF NET ASSETS IN LIQUIDATION (UNAUDITED)
                        (LIQUIDATION BASIS OF ACCOUNTING)



                                                                      MAY 10, 1996
                                                JUNE 30, 1996      (DATE OF TRANSFER)
                                              -----------------    ------------------
  ASSETS:

  Investment in Real Estate                     $ 36,318,300           $36,606,600
  Mortgage Loans and Interest Receivable           9,840,106            15,180,106
  Cash and Short Term Investments                  7,263,824             2,658,354
                                                ------------           -----------
    Total Assets                                  53,422,230            54,445,060
                                                ------------           -----------

  LIABILITIES:

  Loan Payable                                     5,849,325             5,849,325
  Estimated Cost of Liquidation                    2,536,811             3,731,520
                                                ------------           -----------
    Total Liabilities                              8,386,136             9,580,845
                                                 -----------           -----------


   Net Assets in Liquidation                    $ 45,036,094           $44,864,215
                                                ============           ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

ATLANTIC REALTY TRUST               FORM 10-Q                      JUNE 30, 1996

          STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (UNAUDITED)
                        (LIQUIDATION BASIS OF ACCOUNTING)

                                    FOR THE PERIOD         FOR THE PERIOD
                                  5/11/96 TO 6/30/96      4/1/96 TO 5/10/96
Net Assets in Liquidation
  Beginning of Period                 $44,864,215            $       100

Net Assets Transferred to
  Atlantic Realty Trust
  (at Historical Cost)                     -                  49,281,693

Adjustments for RPS Transaction
  (Note 5)                                 -                  (5,514,484)

Adjustments to Reflect Liquidation
  Basis of Accounting                     171,879              1,096,906
                                      -----------            -----------
Net Assets in Liquidation
  End of Period                       $45,036,094            $44,864,215
                                      ===========            ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

ATLANTIC REALTY TRUST               FORM 10-Q                      JUNE 30, 1996

1.      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

        Atlantic Realty Trust (the "Trust") a Maryland real estate investment trust, was formed on July 27, 1995 for the purpose of liquidating the mortgage loan portfolio and certain other assets and liabilities which were transferred to the Trust from RPS Realty Trust ("RPS") on May 10, 1996 (the "Transaction"). The Trust intends to liquidate its assets within eighteen months and, therefore, adopted the liquidation basis of accounting on May 10 1996.

        The interim financial data is unaudited; however, in the opinion of management, the Trust's interim financial data for the six months ended June 30, 1996 includes all adjustments (consisting of recording the transfer of the net assets described above, recording the adjustments for the liquidation basis of accounting described below and other recurring adjustments) necessary for a fair presentation of the results of the interim period on the liquidation basis of accounting.

        LIQUIDATION BASIS OF ACCOUNTING

        The Trust's financial statements are prepared on the liquidation basis of accounting. The liquidation basis of accounting is appropriate when liquidation appears imminent and the Trust is no longer viewed as a going concern. Under this method of accounting, assets are stated at their estimated net realizable values and liabilities are stated at the anticipated settlement amounts.

        In determining the net realizable values of the assets, the Trust considered each asset's ability to generate future cash flows, offers to purchase received from third parties, if any, and other general market information. Such information was considered in conjunction with the Trust's plan for disposition of assets. Computations of net realizable value necessitate the use of assumptions and estimates. Future events, including economic conditions that relate to real estate markets in general, may differ from those assumed or estimated in the computations. There can be no assurance that the amounts ultimately realized will equal at least the amounts recorded for such assets. The actual value of any liquidating distributions will depend upon a variety of factors including, among others, the proceeds from the sale of the Trust's assets and the timing of distributions.

        The valuations presented in the accompanying Statements of Net Assets in Liquidation represent the estimates at the date shown, based on current facts and circumstances, of the estimated net realizable value of assets and estimated costs of liquidating the Trust. Adjustments to the net realizable value of assets and anticipated settlement amounts of liabilities may be recognized from time to time as a result of differences between estimated and actual amounts received and costs incurred, as well as additional information that may arise relating to the liquidation of the Trust. There can be no assurance that the net values ultimately realized and costs actually incurred for such assets will not materially differ from the amounts recorded.

ATLANTIC REALTY TRUST               FORM 10-Q                      JUNE 30, 1996

2.    MORTGAGE LOANS RECEIVABLE

                                                                      ESTIMATED NET
                                 CURRENT   AVERAGE   MATURITY        REALIZABLE VALUE
DESCRIPTION           TYPE        RATE     ACCRUED     DATE    JUNE 30, 1996(a)   MAY 10, 1996
Branhaven Plaza    Shopping Ctr.  14.25%     0.00%    Aug-96    $ 3,365,750      $ 3,365,750
Mt. Morris Commons Shopping Ctr.  10.50%     2.00%    Jun-99      1,752,923        1,752,923
Copps Hill Plaza   Shopping Ctr.   6.00%     0.50%    Jul-96      2,945,251        2,945,251
1733 Massachusetts
  Avenue           Shopping Ctr.   8.58%     1.42%    Jun-01          --           3,382,805
NCR Building       Office Bldg.   10.00%     0.00%    Dec-95        520,586          520,586
Rector             Office Bldg.    0.00%     6.00%    Mar-04      1,255,596        1,255,596
1-5 Wabash Avenue  Office Bldg.    5.00%     0.00%    Mar-01          --           1,957,195
                                                                -----------       -----------
                                                                $ 9,840,106       $15,180,106
                                                                ===========       ===========

(a) Includes estimated cash flows using a twelve month disposition period. Realized values may differ depending on actual disposition periods.

(b) On June 17, 1996, the Trust received proceeds of $2,150,000 from the repayment of the 1-5 Wabash loan.

(c) On June 26, 1996, the Trust received proceeds of $3,382,805 from the prepayment of the 1733 Massachusetts Avenue loan. The proceeds consisted of the prepayment of the principal loan balance of $2,200,000, deferred interest of $375,467, current interest of $32,618, contingent interest of $50,187 and additional contingent interest of $724,533.

3.    INVESTMENTS IN REAL ESTATE

                                                                         ESTIMATED NET
                                                                       REALIZABLE VALUE
      PROPERTY                          LOCATION                 JUNE 30, 1996(a)      MAY 10, 1996
      Hylan Shopping Center             Staten Island, NY          $29,775,000         $30,000,000
      Norgate Shopping Center           Indianapolis, IN             4,663,300           4,726,600
      9 North Wabash Building           Chicago, IL                  1,880,000           1,880,000
                                                                   -----------         -----------
                                                                   $36,318,300         $36,606,600
                                                                   ===========         ===========

(a) Includes estimated cash flows using a twelve month disposition period. Realized values may differ depending on actual disposition periods.

4.    SHORT-TERM INVESTMENTS

      Short-term investments at June 30, 1996 consist of a $6,500,000 Certificate of Deposit at a major New York bank, bearing interest at a fixed rate of 4.50%.

ATLANTIC REALTY TRUST               FORM 10-Q                      JUNE 30, 1996

5.    LOAN PAYABLE

      In connection with the Transaction the Trust assumed $5,550,000 in indebtedness, the proceeds of which, together with existing resources of RPS, were used by RPS primarily for the payment of termination of employment agreements and severance benefits of approximately $3,000,000, distributions to shareholders of approximately $2,279,000, directors' and officers' insurance premiums of approximately $1,150,000 and approximately $750,000 in working capital for the Trust. Such indebtedness bears interest at 8.25% per annum and matures on November 9, 1997. The expected interest payable on the loan over the Trust's 18 month life has been included in the Adjustments to reflect Liquidation Basis Accounting. The indebtedness is secured by a collateral assignment on the Trust's interest in the Hylan Shopping Center.

6.    TAX CONTINGENCY

      During the third quarter of 1994, RPS held more than 25% of the value of its gross assets in overnight Treasury Bill reverse repurchase transactions which the Internal Revenue Service ("IRS") may view as non-qualifying assets for the purposes of satisfying an asset qualification test applicable to REITs, based on a Revenue Ruling published in 1977 (the "Asset Issue"). RPS has requested that the IRS enter into a closing agreement with RPS that the Assets Issue will not impact RPS' status as a REIT. The IRS has deferred any action relating to the Asset Issue pending the further examination of RPS' 1991-1994 tax returns (the "RPS Audit," and together with the Asset Issue, the "RPS Tax Issues"). Based on developments in the law which occurred since 1977, RPS' tax counsel, rendered an opinion that RPS' investment in Treasury Bill repurchase obligations would not adversely affect its REIT status. However, such opinion is not binding upon the IRS. In connection with the Transaction, the Trust assumed all tax liability arising out of the RPS Tax Issues (other than liability that relates to events occurring or actions taken by RPS following the date of the Transaction). In connection with the assumption of such potential liabilities, the Trust and RPS entered into a tax agreement which provides that RPS (under the direction of its Continuing Trustees), and not the Trust, will control, conduct and effect the settlement of any tax claims against RPS relating to the RPS Tax Issues. Accordingly, the Trust does not have any control as to the timing of the resolution or disposition of any such claims and no assurance can be given that the resolution or disposition of any such claims will be on terms or conditions as favorable to the Trust as if they were resolved or disposed of by the Trust. RPS and the Trust also have received an opinion from legal counsel that, to the extent there is a deficiency in RPS' taxable income arising out of the IRS examination and provided RPS timely makes a deficiency dividend (i.e. declares and pays a distribution which is permitted to relate back to the year for which each deficiency was determined to satisfy the requirement that a REIT distribute 95 percent of its taxable income), the classification of RPS as a REIT for the taxable years under examination would not be affected. If, notwithstanding the above-described opinions of legal counsel, the IRS successfully challenged the status of RPS as a REIT, the REIT status of the Trust could be adversely affected. Management estimates that this would have an effect of approximately $600,000 for 1995 and $400,000 for 1994 which has not been provided in the financial statements of RPS or the Trust. Such amounts do not include potential penalties and interest. The possible effect on the Trust for subsequent periods could be significant depending on the taxable income of either RPS or the Trust in such periods. As of June 30, 1996, the Trust has not been required to perform its indemnity with respect to the RPS Tax Issues and Management is not aware of any determination of tax liability by the IRS against RPS.

7.    SUBSEQUENT EVENTS

      On July 10, 1996 the Trust prepaid $3,500,000 of the principal balance of the promissory note, dated as of May 10, 1996, in favor of RPS. (See Note 5 above.)

      On July 12, 1996 the Trust received proceeds of $539,802 from the repayment of the NCR Building loan. The proceeds consisted of the repayment of the principal loan balance of $468,493, current interest of $52,093 and expenses due to the foreclosure action of $19,216.

ATLANTIC REALTY TRUST               FORM 10-Q                      JUNE 30, 1996

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND LIQUIDATION ACTIVITIES

      CAPITAL RESOURCES AND LIQUIDITY
Upon consummation of the Transaction, the Trust owned seven mortgage loans and three retail properties (which include the Hylan Plaza Shopping Center, located in Staten Island, New York, the Norgate Shopping Center, located in Indianapolis, Indiana and the 9 North Wabash Avenue Building, located in Chicago, Illinois), as well as cash and certain other assets, which include furniture, fixtures and equipment, formerly held by RPS. In addition, upon consummation of the Transaction, the Trust assumed $5,550,000 in indebtedness from RPS, borrowed by RPS in connection with the acquisition of certain stock interests in Ramco-Gershenson, Inc. ("Ramco") and substantially all of the real estate assets of Ramco's affiliates (the "Ramco Acquisition") pursuant to a promissory note which bears interest at a rate of 8.25% and matures on November 9, 1997 (the "Promissory Note"). The Promissory Note is secured by a collateral assignment of the Trust's interest in the Hylan Shopping Center. On July 10, 1996, the Trust repaid $3,500,000 of the principal balance of the Promissory Note. The Trust does not intend to make new loans or actively engage in either the mortgage lending or the property acquisition business, other than in connection with potential workouts of certain of its mortgage loans.

The Trust's primary objective is to liquidate its assets in an eighteen month period while realizing the maximum values for such assets. Although the Trust considers its assumptions and estimates as to the values and timing of such liquidations to be reasonable, the period of time to liquidate the assets and distribute the proceeds of such assets is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Trust's control. There can be no assurance that the net values ultimately realized and costs actually incurred for such assets will not materially differ from the Trust's estimate.

The Trust believes that cash and cash equivalents on hand, proceeds generated from the mortgage loans and real estate properties that continue to operate and from the eventual sale of such assets will be sufficient to support the Trust's operations and meet its obligations.

During the period ended June 30, 1996 the Trust received proceeds of approximately $5,340,000 from the prepayment of two mortgage loans. At June 30, 1996 the Trust owned five mortgage loans and the three retail properties discussed above. The Trust intends to reduce to cash or cash equivalents the mortgage loan and real property portfolio in an orderly manner as soon as practicable and make a liquidating distribution or distributions to its shareholders, or merge or combine operations with another real estate entity.

ATLANTIC REALTY TRUST              FORM 10-Q                       JUNE 30, 1996

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.    EXHIBITS

      27.1 Financial Data Schedule

B.    The registrant filed the following current reports on Form 8-K

      (i) Current report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 1996 which reported the partial prepayment of the promissory note and the prepayment of three mortgage loans.

      (ii) Current report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 1996 which reported the financial statements of the Net Assets Transferred to Atlantic Realty Trust and the pro forma financial information of Atlantic Realty Trust.

ATLANTIC REALTY TRUST               FORM 10-Q                      JUNE 30, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       ATLANTIC REALTY TRUST




Date: August 13, 1996                  By:/s/ Joel Pashcow
                                       ------------------------------
                                       Joel Pashcow
                                       Chairman and President
                                       (Chief Executive Officer)



Date: August 13, 1996                  By:/s/ Edwin R. Frankel
                                       ------------------------------
                                       Executive Vice President and
                                       Chief Financial Officer