Form 10-K405
period 1996-12-31
ATLANTIC REALTY TRUST
filed 1997-03-28
CIK 948975

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                             ON WHICH REGISTERED
         -------------------                             -------------------
         Common Shares of Beneficial Interest,           NASDAQ Small Cap Market
         $0.01 Par Value Per Share

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None
                                (TITLE OF CLASS)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate Market Value of the Shares of Beneficial Interest held by non-affiliates of the Registrant as of March 10, 1997: approximately
$35,164,163       .


Approximately 3,561,553 Shares of Beneficial Interest of the Registrant were outstanding as of March 10, 1997.

ATLANTIC REALTY TRUST AND SUBSIDIARY



                                TABLE OF CONTENTS



NOTE: Atlantic Realty Trust and its consolidated subsidiary are sometimes referred to in this Annual Report on Form 10-K as "Registrant" or the "Trust."


             Item                                                           Page
             ----                                                           ----

Part I.      1.  Business                                                    2
             2.  Properties                                                  8
             3.  Legal Proceedings                                           8
             4.  Submission of Matters to a Vote of Securities
                 Holders                                                     8

Part II.     5.  Market for Registrant's Common Equity and Related
                 Shareholder Matters                                         9
             6.  Selected Financial Data                                    10
             7.  Management's Discussion and Analysis of Financial
                 Condition and Liquidation Activities                       10
             8.  Financial Statements and Supplementary Data                13
             9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                        13

Part III.   10.  Directors and Executive Officers of the Registrant         13
            11.  Executive Compensation                                     16
            12.  Security Ownership of Certain Beneficial Owners and
                 Management                                                 17
            13.  Certain Relationships and Related Transactions             18

Part IV.    14.  Exhibits, Financial Statement Schedules, and Reports
                 on Form 8K                                                 19

ATLANTIC REALTY TRUST AND SUBSIDIARY


                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "RISK FACTORS" AS SET FORTH IN THE COMPANY'S REGISTRATION STATEMENT ON FORM 10 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 28, 1996 (FILE NO. 0-27562) AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

ATLANTIC REALTY TRUST AND SUBSIDIARY


                                     PART I

ITEM 1 - BUSINESS:

Atlantic Realty Trust (the "Trust") a Maryland real estate investment trust was organized pursuant to a Declaration of Trust dated July 27, 1995. The principal office of the Trust is located at 747 Third Avenue, New York, New York 10017.

The Trust commenced operations on May 10, 1996 as a result of a spinoff (the "Spin-Off Transaction") from RPS Realty Trust ("RPS"). The Spin-Off Transaction was consummated in order to permit RPS to complete an acquisition (the "Ramco Acquisition") of assets from Ramco Gershenson, Inc. and its affiliates ("Ramco"), which permitted RPS to become an equity shopping center real estate investment trust (a "REIT"). RPS undertook the Spin-Off Transaction because Ramco was unwilling to consummate the Ramco acquisition if the assets that were contributed by RPS to the Trust (the "Trust Assets") remained in RPS. Pursuant to the Spin-Off Transaction, the Board of Trustees of RPS approved a distribution of one common share of beneficial interest (the "Shares") of the Trust for every eight shares of beneficial interest of RPS (the "Distribution").

Under the provisions of its Declaration of Trust, the Trust shall continue for a period of 18 months from May 10, 1996 (November 10, 1997), during which time it shall reduce to cash or cash equivalents the Trust Assets and either (i) make a liquidating distribution to its shareholders or (ii) agree to merge or combine operations with another real estate entity, in either case, as soon as practicable following the Distribution and within such 18-month period. Such 18-month period is subject to extension if the Trust has not achieved its objective and the holders of at least two-thirds of the outstanding Shares approve the extension of such date or such date is automatically extended without a shareholder vote because a contingent tax liability relating to RPS that has been assumed by the Trust has not been satisfactorily resolved. It is the intention of the Trust to seek shareholder approval of the extension of the Trust's initial 18-month duration only in the event the Trust is unable to achieve its objectives within such period. If the Trust enters into a definitive merger or business combination agreement with another real estate entity prior to the expiration of such 18-month period, the Trust shall continue automatically until the earlier of (i) the closing of such merger or business combination and (ii) the termination of any definitive agreement relating thereto. Any liquidating distribution effected by the Trust would be subject to the satisfaction of the Trust's liabilities to its creditors. In the event that at the end of this period, the Trust is unable to achieve its business objectives, the Trust's Trustees will appoint an independent third party to liquidate the Trust's remaining assets.

As a result of the Spin-Off Transaction, the Trust acquired the Trust Assets. The Trust Assets which have not been disposed of by the Trust are described below under "--Description of Trust Assets." The Trust's principal investment objective is to maximize shareholder value from the reduction of the Trust Assets to cash or cash equivalents. As part of its plan to reduce to cash or cash equivalents the Trust Assets, the Trust intends, among other things, to (i) contact borrowers under the Trust's mortgage loans to explore possible prepayments, (ii) contact strategic buyers of the Trust's assets regarding possible portfolio sales transactions, and (iii) list the Trust's assets for sale with qualified real estate brokers. The Trust expects that it will be able to orderly reduce to cash or cash equivalents the Trust Assets by November 10, 1997. No assurance can be given however that such objective will be achieved. The Trust expects to invest the net proceeds of such sales in short-term or temporary investments, such as pass-through mortgage-backed certificates, mortgage

ATLANTIC REALTY TRUST AND SUBSIDIARY

participation certificates and mortgaged-backed securities (or similar investment products), all or some of which investments may be guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. Unless otherwise approved by the shareholders, the Trust does not expect that it will make new permanent investments or raise additional capital. In addition, the Trust does not expect to acquire additional mortgage loans or properties (although the Trust may in the course of its business acquire real property subject to an existing mortgage loan pursuant to a workout, foreclosure, deed in lieu of foreclosure, or bankruptcy proceeding).

In addition, the Trust expects that it will explore the possibility of merging or entering into a business combination with another real estate entity. The Trust expects that it will pursue such a transaction only if it represents an attractive alternative to the distribution to shareholders of the net proceeds from the orderly liquidation of the Trust Assets, as described above. The merger candidates that may be available to the Trust may be limited as a result of the amount of cash and the nature of the assets which the Trust will hold. Accordingly, there can be no assurance that the Trust will successfully merge or combine operations with another real estate entity. Because the Trust has adopted a policy not to re-invest sales proceeds in additional mortgage loans on real estate (except to the extent necessary to satisfy applicable REIT requirements), a merger or other business combination involving the Trust and another real estate entity may constitute a "roll-up transaction" under applicable securities laws. In such case, the Trust would be required to comply with the heightened disclosure rules as well as special rules relating to the proxy solicitation process and the listing of the securities of the surviving company on any exchange or on Nasdaq. Application of the roll-up rules to a company merger or business combination could delay, defer or prevent such a transaction from occurring.

The Trust was organized for the purpose of qualifying as a real estate investment trust ("REIT") under sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Trust will elect to qualify as a REIT for the year ended December 31, 1996 and intends to operate so as to continue to qualify as a REIT.



Description of Trust Assets

As of December 31, 1996, the Trust (i) held three (3) mortgage loans (ii) owned three (3) real properties, and (iii) held short-term investments in the principal amount of $5,500,000, consisting primarily of a certificate of deposit at a major New York bank as further described below.

Mortgage Loan Investments

During the period ended December 31, 1996, the Trust received aggregate net proceeds of $8,715,787 from the prepayment of mortgage loans. The proceeds consisted, in the aggregate, of the following amounts: repayment of $7,618,493 of principal, $376,774 of deferred interest, $724,533 of additional contingent interest, $50,187 of contingent interest, $143,531 of current interest, $19,216 of expense reimbursements less closing costs of $216,947.

ATLANTIC REALTY TRUST AND SUBSIDIARY

The following table summarizes the Trust mortgage loan portfolio at its estimated net realizable value as of December 31, 1996:

                                          CURRENT     AVERAGE     MATURITY    ESTIMATED NET
DESCRIPTION (a)            TYPE             RATE      ACCRUED       DATE     REALIZABLE VALUE(b)(c)(d)
Mt. Morris Commons     Shopping Ctr.       10.50%       2.00%      Jun-99       $2,000,000
Copps Hill Plaza       Shopping Ctr.        6.00%       0.50%      Jul-96        2,506,398
Rector                 Office Bldg.         0.00%       6.00%      Mar-04        2,626,036
                                                                                ----------
                                                                                $7,132,434
                                                                                ==========

(a) Copps Hill Plaza is a wraparound mortgage loan while Mt. Morris Commons and Rector are first mortgage loans.

(b) The Copps Hill Plaza mortgage loan has matured and is currently in default. All payments of interest are current.

(c) Includes estimated cash flows using disposition periods ranging from 3 months to 6 months. Realized values may differ depending on actual disposition results and time periods.

(d) Because the determination of the collectibility of loans is based upon future economic events, no assurance can be given that the amounts ultimately realized at disposition will not be less than net estimated net realizable values.

Real Property Investments

The following table and notes thereto describe the Trust's equity investments in real properties at their estimated net realizable value as of December 31, 1996.

                                                                                     Avg. Base
                                                                       Approx.        Rental
                                                       Approximate      Base         Revenue/
                                                        % of GLA       Rental         Leased
                                                         Leased        Revenue        Sq. Ft.      Estimated
                                                          as of         as of          as of          Net
 Property             Type of       Year      Total     December      December       December      Realizable
   Name               Property    Acquired     GLA      31, 1996      31, 1996      31, 1996 (1)     Value(2)
-----------           --------    --------   -------    --------      --------      ------------    --------
Hylan Plaza          Community      1996     349,000       98%       $3,616,000        $10.67      $31,137,500
Shopping Center      Center
Staten Island, NY

Norgate Shopping     Community      1994     208,000       76           596,000          3.77        4,780,000
Center               Center
Indianapolis, IN

9 North
Wabash Avenue
Chicago, Illinois    Retail Bldg    1993      52,000        0                 0             0        1,078,000
                                                                                                   -----------
                                                                                                   $36,995,500
                                                                                                   ===========

(1) The calculation of total average base rental revenue was determined by taking the total base revenue as of December 31, 1996 and dividing such amount by the occupied GLA.

(2) Includes estimated cash flows using disposition periods ranging from 5 months to 9 months. Realized values may differ depending on actual disposition results and time periods.

Hylan Plaza Shopping Center. The Hylan Plaza Shopping Center is a one-story shopping center located in Staten Island, New York. The shopping center contains approximately 349,000 square feet of leasable space approximately 98% of which was leased and occupied as of December 31, 1996. Major tenants (i.e., tenants who accounted for 10% or more of the leasable space as of December 31, 1996) include K-Mart Corp., a department store chain ("K-Mart"), Supermarkets General Corp. d/b/a Pathmark, a supermarket chain ("Pathmark"), and Toys "R" Us -- Nytex, Inc., a retail toy store chain ("Toys "R" Us"). These three tenants lease approximately 105,000, 55,000 and 42,000 square feet, respectively, which constitutes 30%, 16%, and 12%, respectively, of the total leasable space. The K-Mart lease expires in January 2002 and provides for annual rental payments of approximately $235,000; the Pathmark lease expires in January 2002 and provides for annual rental payments of approximately $339,000; and the Toys "R" Us lease, which was due to expire in October 1995, was extended pursuant to the tenant's exercise of a renewal option and is due to expire in October 2005 and provides for annual rental payments of approximately $90,000. The K-Mart lease contains three 5-year tenant renewal options; the Pathmark lease contains five 5-year tenant renewal options; and the Toys "R" Us lease contains one 10-year tenant renewal option. Leases for approximately 5,102 square feet expired on or prior to December 31, 1996 and such space is currently leased on a month to month basis, and leases for approximately 7,124 square feet are due to expire on or prior to December 31, 1997. The average base rent per square foot paid by tenants at such property as of December 31, 1996 excluding percentage rent and similar provisions was $10.67. The Trust believes the property is adequately covered by insurance. On May 31, 1996 the Trust's independent real estate appraisers appraised the value of the property at $27,300,000.

Norgate Shopping Center. The Norgate Shopping Center is a one-story shopping center located in Indianapolis, Indiana (Marion County). The shopping center contains approximately 208,000 square feet of leasable space, approximately 76% of which was leased and occupied as of December 31, 1996. Major tenants (i.e.,tenants who accounted for 10% or more of the revenues at such property during the 12-month period ended December 31, 1996) are Kohl's Oakland, Inc., a department store retail chain and Consolidated Stores, Inc., a discount variety store retail chain. These two tenants lease approximately 65,000 and 37,300 square feet, respectively, which constitutes 31% and 18%, respectively, of the total leasable space. The Kohl's Oakland lease expires in January 1999 and provides for annual rental payments of approximately $211,000 and the Consolidated Stores lease is month to month and provides for rental payments of approximately $140,000 on an annualized basis. The Kohl's lease contains three 5-year tenant renewal options. Leases for approximately 45,012 square feet expired on or prior to December 31, 1996 and such space is currently leased on a month-to-month basis, and leases for approximately

ATLANTIC REALTY TRUST AND SUBSIDIARY

24,340 square feet are due to expire on or prior to December 31, 1997. The average base rent per square foot paid by tenants at such property as of December 31, 1996 excluding percentage rent and similar provisions was $3.77. The Trust believes the property is adequately covered by insurance. The
Trust entered into a contract to sell the property for $4,800,000, but the transaction ultimately was not consummated. The Trust will continue to engage in discussions with third parties interested in purchasing the property.

9 North Wabash Avenue. The 9 North Wabash Avenue property is a six-story building with approximately 52,000 square feet of leasable space located in Chicago, Illinois. The entire Wabash property was leased to Lane Bryant, a women's apparel retailer, pursuant to a lease which expired on June 30, 1995, which lease was extended until December 31, 1995 at which time Lane Bryant vacated the premises. The property is currently vacant. The Trust had entered into an exclusive sales and lease arrangement with a local broker to sell or lease this property. The Trust believes the property is adequately covered by insurance. For over a year it has been offered unsuccessfully for lease or sale. After negotiations with a well known national real estate auction firm an auction was held on March 20, 1997. The highest bid at the auction was viewed as inadequate and therefore was rejected by the Trust. On March 27, 1997, the Trust entered into an agreement to sell the property for $1,250,000, less selling expenses. There can be no assurance that such sale will be consummated.


Indebtedness

In connection with the Spin-Off Transaction the Trust assumed $5,550,000 in indebtedness, the proceeds of which, together with existing resources of RPS, were used by RPS primarily for the payment of severance benefits in connection with the termination of certain employment agreements of approximately $3,000,000, distributions to shareholders of approximately $2,279,000, directors' and officers' insurance premiums of approximately $1,150,000 and approximately $750,000 in working capital for the Trust. Such indebtedness bore interest at 8.25% per annum and matured on November 9, 1997. The indebtedness was secured by a collateral assignment on the Trust's interest in the Hylan Shopping Center. On July 10, 1996 the Trust, on behalf of the property, prepaid $3,500,000 of the principal balance of such loan. On December 16, 1996 the Trust prepaid the remaining balance of $2,050,000. As of December 31, 1996, the Trust had no outstanding indebtedness.

Qualification as a REIT

The Trust intends to qualify as a REIT for federal income tax purposes. If the Trust so qualifies, amounts paid by the Trust as distributions to its shareholders will not be subject to corporate income taxes. For any year in which the Trust does not meet the requirements for electing to be taxed as a REIT, it will be taxed as a corporation.

The requirements for qualification as a REIT are contained in sections 856-860 of the Code and the regulations issued thereunder. The following discussion is a brief summary of some of those requirements. Such requirements include certain provisions relating to the nature of a REIT's assets, the sources of its income, the

ATLANTIC REALTY TRUST AND SUBSIDIARY

ownership of its stock, and the distribution of its income. Among other things, at the end of each fiscal quarter, at least 75% of the value of the total assets of the Company must consist of real estate assets (including interests in mortgage loans secured by real property and interests in other REITs, as well as cash, cash items and government securities) (the "75% Asset Test"). There are also certain limitations on the amount of other types of securities which can be held by a REIT. Additionally, at least 75% of the gross income of the Company for the taxable year must be derived from certain sources, which include "rents from real property," and interest secured by mortgages on real property. An additional 20% of the gross income of the Company must be derived from these same sources or from dividends, interest from any source, or gains from the sale or other disposition of stock or securities or any combination of the foregoing. Furthermore, less than 30% of the annual gross income of a REIT must be derived from the sale or other distribution of real property or obligations secured by a mortgage on real property which has been held for less than four years (the "30% Income Test").

The Trust may invest the proceeds derived from the sale or other disposition of the Trust Assets in pass-through mortgage-backed certificates, mortgage participation certificates and mortgage-backed securities, all or some of which instruments may be guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. Such instruments produce qualifying income for REIT qualification purposes and also satisfy the requirements of the 75% Asset Test. A REIT is also required to distribute at least 95% of its REIT Taxable Income (as defined in the Code) to its shareholders.

Tax Contingency

During the third quarter of 1994, RPS held more than 25% of the value of its gross assets in overnight Treasury Bill reverse repurchase transactions which the Internal Revenue Service ("IRS") may view as non-qualifying assets for the purposes of satisfying an asset qualification test applicable to REITs, based on a Revenue Ruling published in 1977 (the "Asset Issue"). RPS has requested that the IRS enter into a closing agreement with RPS that the Asset Issue will not impact RPS' status as a REIT. The IRS has deferred any action relating to the Asset Issue pending the further examination of RPS' 1991-1994 tax returns (the "RPS Audit," and together with the Asset Issue, the "RPS Tax Issues"). Based on developments in the law which occurred since 1977, RPS' tax counsel, rendered an opinion that RPS' investment in Treasury Bill repurchase obligations would not adversely affect its REIT status. However, such opinion is not binding upon the IRS. In connection with the Transaction, the Trust assumed all tax liability arising out of the RPS Tax Issues (other than liability that relates to events occurring or actions taken by RPS following the date of the Transaction). In connection with the assumption of such potential liabilities, the Trust and RPS entered into a tax agreement which provides that RPS (currently known as Ramco Gershenson Properties Trust) (under the direction of its Continuing Trustees), and not the Trust, will control, conduct and effect the settlement of any tax claims against RPS relating to the RPS Tax Issues. Accordingly, the Trust does not have any control as to the timing of the resolution or disposition of any such claims and no assurance can be given that the resolution or disposition of any such claims will be on terms or conditions as favorable to the Trust as if they were resolved or disposed of by the Trust. RPS and the Trust also have received an opinion from legal counsel that, to the extent there is a deficiency in RPS' taxable income arising out of the IRS examination and provided RPS timely makes a deficiency dividend (i.e. declares and pays a distribution which is permitted to relate back to the year for which each deficiency was determined to satisfy the requirement that a REIT distribute 95 percent of its taxable income), the classification of RPS as a REIT for the taxable years under examination would not be affected. If,

ATLANTIC REALTY TRUST AND SUBSIDIARY

notwithstanding the above-described opinions of legal counsel, the IRS successfully challenged the status of RPS as a REIT, the REIT status of the Trust could be adversely affected. Management estimates that this would have an effect of approximately $0 for 1996, $600,000 for 1995 and $400,000 for prior years, which have not been provided for in the financial statements of RPS or the Trust. Such amounts do not include potential penalties and interest. The possible effect on the Trust for subsequent periods could be significant depending on the taxable income of either RPS or the Trust in such periods. As of December 31, 1996, the Trust has not been required to perform its indemnity with respect to the RPS Tax Issues and management is not aware of any determination of tax liability by the IRS against RPS.

Item 2. - Properties

The Trust leases approximately 4,800 square feet of office space at 747 Third Avenue, New York, New York at an annual base rent of approximately $172,000. This lease will expire on April 30, 1998. The Trust and the landlord each have options to terminate the lease as of November 20, 1997 or as of February 28, 1998 upon 90 days prior written notice to the other. In addition, the Trust owns the properties described under the caption "Business."

Item 3. - Legal Proceedings

There are no material pending legal proceedings other than ordinary routine litigation incidental to the business (including without limitation, foreclosure proceedings), against or involving the Trust or its properties.

Item 4. - Submission of Matters to a Vote of Security Holders

The Trust did not submit any matter to a vote of its shareholders during the fourth quarter of 1996.

ATLANTIC REALTY TRUST AND SUBSIDIARY


                                                               PART II

Item 5. - Market for Registrant's Common Equity and Related Stockholder Matters

(a) Market Information

The shares have been traded on the NASDAQ Small Cap Market since May 10, 1996.

Set forth below is the range of high and low bid prices for the shares for each of the quarters during the period from May 10, 1996 through December 31, 1996.

                                                         High               Low
                                                         ----               ---
Inception (May 13, 1996) through June 30, 1996           9.000             7.500
Third Quarter 1996                                       9.500             8.375
Fourth Quarter 1996                                     10.875             9.250

(b) Approximate Number of Equity Security Holders

                                                            Approximate Number
                                                             Of Record Holders
     Title of Class                                       (As Of March 10, 1997)
     --------------                                       ----------------------
     Shares of Beneficial Interest
     $.01 Par Value                                                3,916

(c) Dividend Information

Under the Code, a REIT must meet certain qualifications including a requirement that it distribute annually to its shareholders at least 95% of its REIT Taxable Income. The Trust has continued the cash distribution policy of the predecessor programs by making quarterly distributions to its shareholders in amounts such that annual distributions equal 100% of REIT Taxable Income, thereby complying with the distribution requirements of the federal income tax laws applicable to REITs. See "Qualification as a REIT" in Item 1 above.

The Trust declared the following cash distributions to shareholders for the year ended December 31, 1996:

Record Date                       Distribution                    Payment Date
-----------                       ------------                    ------------
December 26, 1996                  $.39 per share                January 21, 1997

ATLANTIC REALTY TRUST AND SUBSIDIARY

Item 6. - Selected Financial Data

The following tables set forth certain selected historical information for the Trust and for the Net Assets to be transferred to Atlantic Realty Trust. The financial information should be read in conjunction with the financial statements and notes thereto included herein.

ATLANTIC REALTY TRUST                              12/31/96           5/10/96
Statement of Net Assets
in Liquidation Data:
         Total Assets                            $ 51,175,032      $ 54,445,060
         Total Liabilities                          3,559,268         9,580,845
         Net Assets in Liquidation                 47,615,764        44,864,215

Statement of Changes in
Net Assets in Liquidation Data:
Increase (Decrease)
         Assets Transferred to the Trust                    -
         Adjustments for RPS Transaction                    -
         Distributions Payable                     (1,389,006)

Adjustments to Reflect Liquidation
Basis of Accounting                                 4,140,555
Net Change in net assets in Liquidation             2,751,549

NET ASSETS TO BE TRANSFERRED TO ATLANTIC REALTY TRUST

                 For the
                 period
                 1/1/96-
                 5/10/96       1995          1994           1993         1992
Total Revenues $ 1,255,607  $  4,573,011  $  4,423,519  $  5,488,801  $  6,810,157
Total Assets    51,297,578    54,230,032    56,087,512    55,616,772    63,106,268
Income (Loss)      595,587    (1,682,764)      722,058       435,891      (139,551)

Item 7.- Management's Discussion and Analysis of Financial Condition and Liquidation Activities

CAPITAL RESOURCES AND LIQUIDITY -- ATLANTIC REALTY TRUST

Upon consummation of the Spin-Off Transaction, the Trust owned seven mortgage loans and three retail properties (Hylan Plaza Shopping Center, located in Staten Island, New York, Norgate Shopping Center located in Indianapolis, Indiana and 9 North Wabash Avenue Building, located in Chicago, Illinois), as well as cash and certain other assets, which include furniture, fixtures and equipment, formerly held by RPS. In addition, upon consummation of the Spin-Off Transaction, the Trust assumed the repayment obligation in respect of $5,550,000 in indebtedness from RPS. This indebtedness was evidenced by a promissory note which bore interest at a rate of 8.25% and matured on November 9, 1997 (the "Promissory

ATLANTIC REALTY TRUST AND SUBSIDIARY

Note"). The Promissory Note was secured by a collateral assignment of the Trust's interest in the Hylan Shopping Center. On July 10, 1996, the Trust repaid $3,500,000 of the principal balance of the Promissory Note. On December 16, 1996 the Trust prepaid the remaining balance of $2,050,000. The Trust does not intend to make new loans or actively engage in either the mortgage lending or the property acquisition business, other than in connection with potential workouts of certain of its mortgage loans.

The Trust's primary objective is to liquidate its assets in an eighteen month period from the date of the Spin-Off Transaction while realizing the maximum values for such assets. Although the Trust considers its assumptions and estimates as to the values and timing of such liquidations to be reasonable, the period of time to liquidate the assets and distribute the proceeds of such assets is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Trust's control. There can be no assurance that the net values ultimately realized and costs actually incurred for such assets will not materially differ from the Trust's estimate.

The Trust believes that cash and cash equivalents on hand, proceeds generated from the mortgage loans and real estate properties that continue to operate and from the eventual sale of such assets will be sufficient to support the Trust and meet its obligations. At December 31, 1996 the Trust had approximately $7,047,000 in cash and short term investments.

During the period ended December 31, 1996 the Trust received proceeds of approximately $8,715,000 from the prepayment of four mortgage loans. At December 31, 1996 the Trust owned three mortgage loans and the three retail properties discussed above. The Trust intends to reduce to cash or cash equivalents the mortgage loan and real property portfolio in an orderly manner as soon as practicable and make a liquidating distribution or distributions to its shareholders, or merge or combine operations with another real estate entity.

NET ASSETS TO BE TRANSFERRED TO ATLANTIC REALTY TRUST

The following information is based upon the consolidated financial statements of the Net Assets to be transferred to the Trust, which were derived from RPS' historical financial statements to reflect the transfer of the assets to the Trust as a result of the Distribution. The financial information, and the discussion that follows, assumes that the assets were transferred to the Trust at the beginning of the periods indicated, and that the Trust and RPS were separate companies with separate operations as of such dates. The allocation of certain expenses between the Trust and RPS was determined by using the weighted average of the Trust's total assets to RPS' total assets and the Trust's total revenues to RPS' total revenues and reflects management's best estimate of the appropriate allocation of such expenses between the two companies. As described below, the Trust has utilized a weighted average of approximately 30%, 29%, and 24% for the purpose of allocating such expenses for the period January 1, 1996 through May 10, 1996 (Date of Transfer) and for the years ended December 31, 1995, and 1994, respectively.

RESULTS OF OPERATIONS

  PERIOD FROM JANUARY 1, 1996 TO MAY 10, 1996 COMPARED TO PERIOD FROM JANUARY 1,1995 TO MAY 10, 1995

        Interest income on mortgage loans for the period ended May 10,1996 decreased by approximately $192,799 or 16% as compared to the period ended May 10, 1995. During the 1995 period, the Trust received contingent interest of $43,862 as compared to none during the comparable 1996 period. The Trust also received $19,166 in extension fee income during the 1995 period. For the period of 1996 the Trust received rental income of $241,502 as compared to $369,755 for the 1995 period or a reduction of $128,253 or 35%. This is the result of the tenant at the 9 No. Wabash property vacating at the end of 1995.

        During the period ended May 10, 1995 the Trust provided additional allowance for possible loan losses of $3,000,000 based on an offer for the sale of the Hylan Mortgage received in the first quarter of 1995 which was $3,000,000 less than the Trust's net carrying amount of the loan at such date. During the period ending May 10, 1996 the Trust recognized a loss of $128,886 as a result of the disposition of the Simmons Mortgage loan. General and Administrative expenses amounted to $321,197 for the period ended May 10, 1996. This reflects the use of a weighted average of approximately 30% during the period ended May 10, 1996 for the purpose of allocating expenses between the Trust and RPS.

  CALENDAR YEAR 1995 COMPARED TO CALENDAR YEAR 1994

        Total revenues before rental income during 1995 increased $22,411 or .6% from the 1994 year. During 1995 the Trust received contingent interest of
$43,862 as compared to $41,836 during the comparable 1994 period. The Trust also received $19,166 in extension fee income during 1995.

        During the year ended December 31, 1995, expenses (excluding property operating expenses, real estate taxes and depreciation) increased $2,624,401 or 87.2% compared to the same period during 1994. This increase was primarily due to increasing the provision for possible loan losses. During the year ended December 31, 1995, the Trust provided allowance for possible loan losses of $3,650,000 as compared to $2,100,000 during 1994, representing an increase of $1,550,000 or 73.8%. $3,000,000 of the $3,650,000 allowance for possible loan losses related to the Hylan mortgage loan was based on an offer for the sale of the Hylan mortgage received in the first quarter of 1995 which was $3,000,000 less than the Trust's net carrying amount of that loan at such date. Additionally, the Trust provided an impairment of $800,000 with regard to the 9 No. Wabash building. General and administrative expenses amounted to $1,185,161 for 1995. This reflects the use of a weighted average of approximately 29% during 1995 for the purpose of allocating expenses between RPS and the Trust.

During 1995, the Trust received rental income of $994,369 as compared to $867,288 for the 1994 year. This increase of $127,081 or 14.7% resulted primarily from the Trust's ownership of the Norgate Shopping Center property for a full 12 months during 1995 as compared with only 6 months of ownership of such property during 1994. Property operating expenses and depreciation expense increased during the 1995 year by $74,459 and $45,858 due to the aforementioned acquisition of the Norgate Center. Real estate tax expense decreased by $190,404 during 1995 as a result of the Trust having to pay past due real estate taxes on the Norgate property during 1994. For the year ended December 31, 1995, the Trust recognized net income from the investment in real estate of $373,755 as compared to net income of $176,587 for 1994.

Item 8. - Financial Statements and Supplementary Data

See pages F-1 -- F-26 which are included herein

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None



                                    PART III

Item 10. - Directors and Executive Officers of the Registrant

The Trust's Board of Trustees are composed of nine Trustees, each of whom will serve until the respective successors are elected and qualified.

ATLANTIC REALTY TRUST AND SUBSIDIARY

The Trustees of the Trust are as follows:

Name                                Age              Offices and Positions
----                                ---              ---------------------
Joel M. Pashcow......                54              Chairman and President of the Trust effective as of February 29,
                                                     1996. He has been a member of the Bar of the State of New York since 1968. Chairman of RPS from inception (December 1988) through
                                                     May 1996. He is a graduate of Cornell University and the
                                                     Harvard Law School. Mr. Pashcow is also a trustee of Ramco-Gershenson
                                                     Properties Trust and Chairman of its Executive Committee (formerly
                                                     RPS Realty Trust).

Herbert Liechtung....                66              Private investor. President of RPS until February, 1996. After the
                                                     Distribution, Mr. Liechtung became a trustee of Ramco-Gershenson
                                                     Properties Trust (formerly named RPS Realty Trust).

Edwin J. Glickman....                64              Private investor. Executive Vice President of Capital Lease Funding
                                                     Corp. from January 1995 to December 1996, which is a company engaged in commercial real estate lending. Prior to that, Mr. Glickman was President of the Glickman Organization, Inc. ("Glickman") from January 1992 to
                                                     December 1994. Glickman conducted real estate investment
                                                     consulting services and real estate financial services, including mortgage brokerage, arranging joint ventures and equity financing.
                                                     Prior to that, Mr. Glickman was Chairman of the Executive
                                                     Committee of Schoenfeld Glickman Maloy Inc. from May 1989, which is a company that conducted real estate financial services, including mortgage brokerage, arranging joint ventures and equity financing. Also Vice Chairman of Sybedon Corporation from
                                                     1977 to 1993, which is a company that conducted real estate financial services, including mortgage brokerage, arranging joint ventures and equity financing. In all positions, Mr. Glickman has been engaged in real estate financial services, including mortgage brokerage, arranging joint ventures and equity financing.

Stephen R. Blank.....                51              Managing Director of Oppenheimer & Co., Inc. since November 1,
                                                     1993. Prior to joining Oppenheimer Mr. Blank was a Managing
                                                     Director, Real Estate Corporate Finance, of Cushman &
                                                     Wakefield, Inc. for four years. Prior to that, Mr. Blank was associated for ten years with Kidder, Peabody & Co. Incorporated as a Managing Director of the firm's Real Estate Group. Mr.
                                                     Blank graduated from Syracuse University in 1967 and was
                                                     awarded a Masters Degree in Business Administration (Finance
                                                     Concentration) by Adelphi University in 1971. He is a member of

ATLANTIC REALTY TRUST AND SUBSIDIARY

                                                     the Urban Land Institute and the American Society of Real Estate
                                                     Counselors. He has lectured before the Practising Law Institute, the New York University Real Estate Institute, the Urban Land
                                                     Institute and the International Council of Shopping Centers. He is
                                                     a Trustee of the Crohn's & Colitis Foundation of America, Inc.
                                                     Trustee of RPS since 1990.  Mr. Blank is also a trustee of
                                                     Ramco-Gershenson Properties Trust (formerly named RPS Realty Trust).

Edward Blumenfeld....                56              A principal of Blumenfeld Development Group, Ltd, a real estate development firm principally engaged in the development of commercial properties, since 1991-1996 since 1978.

Samuel M. Eisenstat..                59              Engaged in the private practice of law for more than five years.
                                                     Mr. Eisenstat serves as a director of various mutual funds managed by Sun America Asset Management and of UMB Bank & Trust
                                                     Co. Mr. Eisenstat received a B.S. degree from New York
                                                     University School of Commerce in 1961 and graduated from New
                                                     York University School of Law.

Arthur H. Goldberg...                54              President of Manhattan Associates, LLC, a merchant and
                                                     investment banking firm since February 1994.  Prior to that, Mr.
                                                     Goldberg was Chairman of Reich & Company, Inc. (Formerly,
                                                     Vantage Services, Inc.), a securities brokerage and investment brokerage firm from January 1990 to December 1993.  Mr.
                                                     Goldberg was employed by Integrated Resources, Inc. from its inception in December 1968, as President and Chief Operating
                                                     Officer from May 1973 and as Chief Executive Officer from
                                                     February 1989 until January 1990.  On February 13, 1990,
                                                     Integrated Resources, Inc. filed a voluntary petition for
                                                     reorganization under Chapter 11 of the United States Bankruptcy
                                                     Code.  Mr. Goldberg has been a member of the Bar of the State of
                                                     New York since 1967.  He is a graduate of New York University
                                                     School of Commerce and its School of Law.  Trustee of RPS since
                                                     1988.  Mr. Goldberg is also a trustee of Ramco-Gershenson Properties
                                                     Trust (formerly named RPS Realty Trust).

William A. Rosoff....                53              Vice-Chairman of Advanta Corporation, a financial services company, since January, 1996.  Prior thereto, Mr. Rosoff was associated with the law firm of Wolf, Block, Schorr and Solis-
                                                     Cohen since 1969, a partner since 1975.  Mr. Rosoff is a past chairman of that firm's Executive Committee and is a past
                                                     chairman of its tax department.  Mr. Rosoff serves on the Legal

ATLANTIC REALTY TRUST AND SUBSIDIARY

                                                     Activities Policy Board of Tax Analysts, the Advisory Board for
                                                     Warren, Gorham and Lamont's Journal of Partnership Taxation,
                                                     and has served on the Tax Advisory Boards of Commerce Clearing
                                                     House, and Little, Brown and Company. Mr. Rosoff also serves on the Advisory Group for the American Law Institute's ongoing
                                                     Federal Income Tax Project; as a consultant for the ALI's current study of the Taxation of Pass Through Entities. He is a fellow of the American College of Tax Counsel. Mr. Rosoff is Chairman of
                                                     the Board of RMH Teleservices, Inc. Mr. Rosoff serves as a member of the Board of Directors of the Philadelphia Chapter of
                                                     the American Jewish Congress and is a member of the Board of
                                                     Regents of the Philadelphia chapter of the American Society for
                                                     Technion. Mr. Rosoff earned a B.S. degree with honors from
                                                     Temple University in 1964, and earned an L.L.B magna cum laude from the University of Pennsylvania Law School in 1967.

Alfred D. Stalford...(1)             74              Previously engaged in the business of mortgage brokerage and real estate sales, principally involving commercial properties.  He has since retired from the mortgage brokerage business.  Mr. Stalford has extensive mortgage loan and real estate experience and has served on a number of government commissions, including the
                                                     California Commission of Housing and Community Development,
                                                     the Board of Directors of the National Housing Conference, vice chairman of the Special Advisory Committee on Disposition of certain California surplus land and the Board of Directors of the
                                                     California Exposition and Fair Corporation, a nonprofit
                                                     corporation established by the State of California (of which he served as Chairman of the Board for a period of time).

A significant employee  of
the Trust is:
Edwin R. Frankel........             51              Since the inception of the Trust, Mr. Frankel has served as its
                                                     Executive Vice President, Chief Financial Officer, Secretary and
                                                     Principal Financial and Accounting Officer. Prior to such time,
                                                     Mr. Frankel was employed by RPS since its inception; and since
                                                     1992 as its Senior Vice President and Treasurer.


(1) Mr. Stalford resigned as a Trustee of Atlantic Realty Trust on March 5,
    1997.

The Audit Committee, established in January, 1996, consists of three trustees, Messrs. Blumenfeld, Eisenstat and Goldberg. The Audit Committee meets with management and the Trust's independent accountants to determine the adequacy of internal controls and other financial reporting matters.

Item 11. - Executive Compensation

Executive Officers

Mr. Pashcow receives no cash compensation for serving as an executive officer of the Trust. Mr. Frankel will receive compensation of $60,000 per annum based on working two days per week, plus an additional amount on a per diem basis at the same daily rate, for serving as Executive Vice President, Chief Financial Officer and Secretary of the Trust.


                                                     SUMMARY COMPENSATION TABLE

                                                                                              Long Term Compensation
                                                                              -----------------------------------------------------
                                                              Annual Compensation    Awards                  Payouts
                                                             ----------------------------------------------------------------------
                                                                       Other                     Securities
Name                                                                  Annual        Restricted     Under-                All Other
and                                                                   Compen-         Stock        lying         LTIP      Compen-
Principal                                                             sation         Award(s)     Options/      Payouts    sation
Position*                       Year    Salary($)       Bonus($)        ($)             ($)        SARs($)        ($)       ($)
-----------------------------------------------------------------------------------------------------------------------------------
Edwin R. Frankel.............  1996    54,067**          --            --              --           --           --         --
  Executive Vice President,
  Chief Financial Officer
  and Secretary

---------------
*  No other individual received compensation in excess of $100,000.

** Compensation is $60,000 per annum based on working two days per week, plus an additional amount on a per diem basis at the same daily rate, for serving as Executive Vice President, Chief Financial Officer and
   Secretary of the Trust.

ATLANTIC REALTY TRUST AND SUBSIDIARY


The Trust had no compensation committee, however all of the trustees participated in deliberations of the registrant's board of trustees concerning executive officer compensation.

Trustees

The Trustees will not receive any compensation for serving as trustees and likewise will not receive any compensation for attending meetings or for serving on any committees of the Board of Trustees; however, Trustees will receive reimbursement of travel and other expenses and other out-of-pocket disbursements incurred in connection with attending any meetings.

Messrs. Edwin Glickman and Edward Blumenfeld serve on a special real estate committee in conjunction with the disposition of the Trust's assets. During 1996, Messrs. Glickman and Blumenfeld received fees of $80,000 and $45,000 respectively in connection with services they provided to the Trust as Members of the Committee.


                               [PERFORMANCE GRAPH]

                                     EQUITY        MORTGAGE
                                      REIT           REIT
       DATE             ATLRS         INDEX          INDEX        S&P 500
       ----             -----         -----          -----        -------
      May-96           $8.125       $236.700        $19.270      $669.120
      Jun-96            8.375        239.070         19.740       672.400
      Jul-96            8.500        238.740         19.950       639.950
      Aug-96            9.250        246.350         21.010       651.990
      Sep-96            9.375        250.070         21.400       687.310
      Oct-96            9.500        255.670         22.600       705.270
      Nov-96            9.875        265.140         23.560       757.020
      Dec-96           10.125        291.570         24.620       740.740


SOURCE: FACTSET SECURITY PRICE HISTORY REPORT, IDD INFORMATION SERVICES, AND
        NAREIT


Item 12. - Security Ownership of Certain Beneficial Owners and Management

As of March 15, 1997, each of the following persons were known by the Trust to be the beneficial owners of more than five percent of the Shares of the Trust.

                                                                               AMOUNT AND
                                        NAME AND                                NATURE OF                PERCENT
                                       ADDRESS OF                              BENEFICIAL                   OF
TITLE OF CLASS                      BENEFICIAL OWNER                            OWNERSHIP                 CLASS
--------------                      ----------------                            ---------                 -----

Shares of beneficial                Ryback Management Corp.                     387,799*                  10.9%
interest                            and/or Lindner                              Shares
$.01 par value                      Investment Series Trust,                    owned as
                                    in a fiduciary capacity                     fiduciary
                                    for Lindner Growth Fund                     with sole
                                    c/o Ryback Management                       voting and
                                    Corporation                                 disposition
                                    7711 Carondelet Avenue,                     power
                                    Box 16900,
                                    St. Louis, Missouri

ATLANTIC REALTY TRUST AND SUBSIDIARY

                                    63105

Shares of beneficial                Private Management Group, Inc.              404,295*                  11.4%
interest                            an investment advisor
$.01 par value                      in a fiduciary capacity
                                    20 Corporate Park, Suite 400
                                    Irvine, California 92606

Shares of beneficial                Kimco Realty Corporation                    347,035**                  9.7%
interest                            Milton Cooper                                   +
$.01 par value                      3333 New Hyde Park Rd.
                                    New Hyde Park, NY 11042

 * Based upon Schedule 13D and Schedule 13G fillings with the Securities and Exchange Commission.

** Based upon a Schedule 13D/A filing with the Securities and Exchange Commission and information provided to the Trust by Kimco Realty Corporation.

  + Includes 314,084 shares owned by Kimco Realty Corporation, which are beneficially owned with sole voting and disposition power, and 32,951 shares owned by Milton Cooper, which are beneficially owned and of which 29,824 Mr. Cooper has sole voting and disposition power and 3,127 for which Mr. Cooper has sole voting and disposition power.


Item 13. - Certain Relationships and Related Transactions.

Set forth below is information as to the Shares beneficially owned as of March 10, 1997 by each of the Trustees, each of the executive officers included in the Summary Compensation Table set forth in Item 11 and all Trustees and executive officers as a group, based on information furnished by each Trustee and executive officer.

Name of Trustee/                                                      Shares Owned      Percent of
Executive Officer                                                    Beneficially (1)   Class
-----------------                                                    ----------------   -----
Joel M. Pashcow .............................                            93,154(2)      2.62%
Herbert Liechtung ...........................                            11,906(3)        *
Arthur H. Goldberg ..........................                            24,487(4)        *
William A. Rosoff ...........................                               125(5)        *
Stephen R. Blank ............................                               981(6)        *
Edward Blumenfeld ...........................                               125           *
Samuel M. Eisenstat .........................                               125(7)        *
Edwin J. Glickman ...........................                                 0           *
Edwin R. Frankel ............................                                 0           *

All Trustees and
    Executive Officers as a group (9 persons)                           130,903         3.68%

----------
* Less than 1% of class.

(1)      All amounts are directly owned unless stated otherwise.
(2) Includes 25,890 shares held in an IRA account for the benefit of Mr. Pashcow, a retirement savings plan, a pension and profit sharing account and a money purchase plan, 47,662 shares owned by an irrevocable trust of which Mr. Pashcow is a trustee, an irrevocable trust for his daughter and a foundation of which Mr. Pashcow is trustee (for all of which trusts Mr. Pashcow has shared voting and investment powers). Mr. Pashcow disclaims beneficial ownership of the Shares owned by the foundation and each of the trusts.

ATLANTIC REALTY TRUST AND SUBSIDIARY

(3) Includes 11,906 shares held in an IRA account for the benefit of Mr. Liechtung and a retirement savings plan.
(4) Includes 19,563 shares owned by Mr. Goldberg's wife, 1,875 shares owned by trusts for his daughters and 3,050 shares owned by a pension trust. Mr. Goldberg disclaims beneficial ownership of the Shares owned by his wife and the trusts for his daughters.
(5) Includes 125 shares held by Mr. Rosoff as a trustee for his sister, Barbara Rosoff, pursuant to a trust indenture dated December 30, 1991.
(6) Includes 706 shares owned by trusts for Mr. Blank's daughters and 275 shares held in an IRA account for the benefit of Mr. Blank. Mr. Blank disclaims beneficial ownership of the Shares owned by the trusts for his daughters.
(7) Includes 125 shares held in an IRA account for which Mr. Eisenstat has sole voting and investment power.


                                     PART IV

Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Financial Statements, Schedules and Exhibits

(a)(1)           Financial Statements
                 See pages F-1 through F-26, which are included herein.

(a)(2)           Financial Statement Schedules
                 All schedules have been omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.

(a)(3)           Exhibits
                 The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as a part of this Annual Report on Form 10-K.

                 The exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

(b) No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

Financial Statements - Atlantic Realty Trust and Subsidiary (Liquidation Basis)


     Independent Auditors' Report

     Consolidated Statements of Net Assets in Liquidation at December 31, 1996 and May 10, 1996 (Date of Transfer)

     Consolidated Statement of Changes in Net Assets in Liquidation for the Period May 11, 1996 through December 31, 1996

     Notes to Consolidated Financial Statements

Financial Statements - Atlantic Realty Trust
(Going Concern Basis)

     Independent Auditors' Report

     Balance Sheet as of December 31, 1995


Financial Statements - Net Assets to be Transferred to Atlantic Realty Trust (Going Concern Basis)

     Independent Auditors' Report

     Combined Balance Sheet as of December 31, 1995

     Combined Statements of Operations for the period January 1, 1996 through May 10, 1996 (Date of Transfer) and for the years ended December 31, 1995 and 1994

     Combined Statement of Shareholders' Equity for the year ended December 31, 1995

     Combined Statements of Cash Flows for the period January 1, 1996 through May 10, 1996 (Date of Transfer) and for the years ended December 31, 1995 and 1994

     Notes to Combined Financial Statements for the period January 1, 1996 through May 10, 1996 (Date of Transfer) and for the years ended December 31, 1995 and 1994

INDEPENDENT AUDITORS' REPORT


To the Board of Trustees of
  Atlantic Realty Trust:

We have audited the accompanying consolidated statements of net assets in liquidation of Atlantic Realty Trust and subsidiaries (the "Trust") at December 31, 1996 and May 10, 1996 (Date of Transfer) and the related consolidated statement of changes in net assets in liquidation for the period May 11, 1996 through December 31, 1996. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Trust was formed for the purpose of liquidating the mortgage loan portfolio and certain other assets and liabilities which were transferred to the Trust from RPS Realty Trust on May 10, 1996 (Date of Transfer) and liquidating and distributing capital to the Trust's shareholders. As a result, the Trust adopted the liquidation basis of accounting effective May 10, 1996 (Date of Transfer).

In our opinion, such consolidated financial statements present fairly, in all material respects, the net assets in liquidation of the Trust at December 31, 1996 and May 10, 1996 (Date of Transfer) and the changes in its net assets in liquidation for the period May 11, 1996 through December 31, 1996 in conformity with generally accepted accounting principles on the basis described in the preceding paragraph.

As discussed in Note 1 to the consolidated financial statements, because of the inherent uncertainty of valuation when an entity is in liquidation, the amounts ultimately realized from assets disposed and costs incurred to settle liabilities may differ materially from amounts presented.


/s/ Deloitte & Touche LLP
New York, New York
March 27, 1997

    ATLANTIC REALTY TRUST AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
(LIQUIDATION BASIS OF ACCOUNTING)

                                                                    MAY 10, 1996
                                          DECEMBER 31, 1996      (DATE OF TRANSFER)
                                          -----------------      ------------------
ASSETS:

Investments in Real Estate                    $36,995,500            $36,606,600
Mortgage Loans and Related Interest             7,132,434             15,180,106
Cash and Short Term Investments                 7,047,098              2,658,354
                                              -----------            -----------
      Total Assets                             51,175,032             54,445,060
                                              -----------            -----------


LIABILITIES:

Estimated Costs of Liquidation                  2,170,262              3,731,520
Distribution Payable                            1,389,006                     --
Loan Payable                                           --              5,849,325
                                              -----------            -----------

      Total Liabilities                         3,559,268              9,580,845
                                              -----------            -----------

Net Assets in Liquidation                     $47,615,764            $44,864,215
                                              ===========            ===========



                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    ATLANTIC REALTY TRUST AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
(LIQUIDATION BASIS OF ACCOUNTING)


                                            FOR THE PERIOD
                                          5/11/96 TO 12/31/96



Net Assets in Liquidation
     Beginning of Period                      $ 44,864,215

Net Assets Transferred to
     Atlantic Realty Trust
     (At Historical Cost)                               --

Adjustments for Spin-Off Transaction
     (Note 6)                                           --
Distributions Payable                           (1,389,006)

Adjustments to Reflect Liquidation
     Basis of Accounting                         4,140,555
                                              ------------

Net Assets in Liquidation                     $ 47,615,764
                                              ============

          SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      ATLANTIC REALTY TRUST AND SUBSIDIARY


NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      Atlantic Realty Trust (the "Trust"), a Maryland real estate investment trust, was formed on July 27, 1995 for the purpose of liquidating the mortgage loan portfolio and certain other assets and liabilities which were transferred to the Trust from RPS Realty Trust ("RPS") on May 10, 1996 (the "Spin-Off Transaction"). The Trust had no operations from the date of formation to the date of the Spin-Off Transaction. The Trust adopted the liquidation basis of accounting as of the date of the Spin-Off Transaction based on its intention to liquidate its assets within eighteen months from the date of the Spin-Off Transaction or merge or combine operations with another real estate entity.

      LIQUIDATION BASIS OF ACCOUNTING

      As a result of the Spin-Off Transaction, the Trust has adopted the liquidation basis of accounting. The liquidation basis of accounting is appropriate when liquidation appears imminent and the Trust is no longer viewed as a going concern. Under this method of accounting, assets are stated at their estimated net realizable values and liabilities are stated at the anticipated settlement amounts.

      The valuations presented in the accompanying Statements of Net Assets in Liquidation represent the estimates at the date shown, based on current facts and circumstances, of the estimated net realizable value of assets and estimated costs of liquidating the Trust. In determining the net realizable values of the assets, the Trust considered each asset's ability to generate future cash flows, offers to purchase received from third parties, if any, and other general market information. Such information was considered in conjunction with the Trust's plan for disposition of assets. The estimated costs of liquidation represent the estimated costs of operating the Trust through its anticipated termination. These costs primarily include payroll, consulting and related costs, rent, shareholder relations, legal and auditing. The estimated costs of liquidation assume liquidation within 18 months from the Transaction date. Computations of net realizable value necessitate the use of certain assumptions and estimates. Future events, including economic conditions that relate to real estate markets in general, may differ from those assumed or estimated at the time such computations are made. Because of inherent uncertainty of valuation when an entity is in liquidation, the amounts ultimately realized from assets disposed and costs incurred to settle liabilities may materially differ from amounts presented.

      ATLANTIC REALTY TRUST AND SUBSIDIARY


      CONSOLIDATION

      The consolidated financial statements include the accounts of the Trust and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.    MORTGAGE LOANS AND RELATED INTEREST

                                                                                 ESTIMATED NET
                                        CURRENT    AVERAGE    MATURITY          REALIZABLE VALUE
DESCRIPTION                 TYPE          RATE     ACCRUED      DATE       12/31/96(a)        5/10/96

Branhaven Plaza (e)      Shopping Ctr.   14.25%      0.00%     Feb-97              --      $ 3,365,750
Mt. Morris Commons       Shopping Ctr.   10.50%      2.00%     Jun-99     $ 2,000,000        1,752,923
Copps Hill Plaza (f)     Shopping Ctr.    6.00%      0.50%     Jul-96       2,506,398        2,945,251
1733 Massachusetts
    Avenue (c)           Shopping Ctr.    8.58%      1.42%     Jun-01              --        3,382,805
NCR Building (d)         Office Bldg.    10.00%      0.00%     Dec-95              --          520,586
Rector                   Office Bldg.     0.00%      6.00%     Mar-04       2,626,036        1,255,596
1-5 Wabash Avenue (b)    Office Bldg.     5.00%      0.00%     Mar-01              --        1,957,195
                                                                           ----------      -----------
                                                                           $7,132,434      $15,180,106
                                                                           ==========      ===========


(a) Includes estimated cash flows using disposition periods ranging from 3 months to 6 months. Realized values may differ depending on actual disposition results and time periods.

(b) On June 17, 1996, the Trust received proceeds of $1,957,515 from the repayment of the 1-5 Wabash loan. The proceeds consisted of repayment of principal of $2,150,000, current interest $24,462 less closing adjustments of $216,947.

(c) On June 26, 1996, the Trust received proceeds of $3,382,805 from the prepayment of the 1733 Massachusetts Avenue loan. The proceeds consisted of the prepayment of the principal loan balance of $2,200,000, deferred interest of $375,467, current interest of $32,618, contingent interest of $50,187 and additional contingent interest of $724,533.

(d) On July 12, 1996, the Trust received proceeds of $539,802 from the repayment of the NCR Building loan. The proceeds consisted of the repayment of the principal loan balance of $468,493, current interest of $52,093 and expenses due to the foreclosure action of $19,216.

(e) On November 1, 1996, the Trust received proceeds of $2,835,665 from the prepayment of the Branhaven Plaza mortgage loan. The proceeds consisted of the prepayment of the principal loan balance of $2,800,000, current interest of $34,358 and deferred interest of $1,307.

(f) The Copps Hill Plaza mortgage loan has matured and is currently in default. All payments of interest are current.

      ATLANTIC REALTY TRUST AND SUBSIDIARY


3.    INVESTMENTS IN REAL ESTATE

                                                                  ESTIMATED NET
                                                                REALIZABLE VALUE
PROPERTY                     LOCATION                       12/31/96(a)        5/10/96

Hylan Shopping Center        Staten Island, NY             $31,137,500      $30,000,000
Norgate Shopping Center      Indianapolis, IN                4,780,000        4,726,600
9 North Wabash Building      Chicago, IL                     1,078,000        1,880,000
                                                           -----------      -----------
                                                           $36,995,500      $36,606,600
                                                           ===========      ===========

(a) Includes estimated cash flows using disposition periods ranging from 5 months to 9 months. Realized values may differ depending on actual disposition results and time periods.


4.    SHARES OUTSTANDING

      The weighted average number of common shares outstanding for the period ending December 31, 1996 was 3,561,553.

5.    SHORT-TERM INVESTMENTS

      Short-term investments at December 31, 1996 consist primarily of a $5,500,000 Certificate of Deposit at a major New York bank, bearing interest at a fixed rate of 4.65%.

6.    LOAN PAYABLE

      In connection with the Spin-Off Transaction the Trust assumed $5,550,000 in indebtedness, the proceeds of which, together with existing resources of RPS, were used by RPS primarily for the payment of severance benefits in connection with the termination of certain employment agreements of approximately $3,000,000, distributions to shareholders of approximately $2,279,000, directors' and officers' insurance premiums of approximately $1,150,000 and approximately $750,000 in working capital for the Trust. Such indebtedness bore interest at 8.25% per annum and matured on November 9, 1997. The indebtedness was secured by a collateral assignment on the Trust's interest in the Hylan Shopping Center. On July 10, 1996 the Trust prepaid $3,500,000 of the principal balance of such loan. On December 16, 1996 the Trust prepaid the remaining balance of $2,050,000.

7.    TAX CONTINGENCY

      During the third quarter of 1994, RPS held more than 25% of the value of its gross assets in overnight Treasury Bill reverse repurchase transactions which the Internal Revenue Service ("IRS") may view as non-qualifying assets for the purposes of satisfying an asset qualification test applicable to REITs, based on a Revenue Ruling published in 1977 (the "Asset Issue"). RPS has requested that the IRS enter into a closing agreement with RPS that the Asset Issue will not impact RPS' status as a REIT. The IRS has

      ATLANTIC REALTY TRUST AND SUBSIDIARY

      deferred any action relating to the Asset Issue pending the further examination of RPS' 1991-1994 tax returns (the "RPS Audit," and together with the Asset Issue, the "RPS Tax Issues"). Based on developments in the law which occurred since 1977, RPS' tax counsel, rendered an opinion that RPS' investment in Treasury Bill repurchase obligations would not adversely affect its REIT status. However, such opinion is not binding upon the IRS. In connection with the Transaction, the Trust assumed all tax liability arising out of the RPS Tax Issues (other than liability that relates to events occurring or actions taken by RPS following the date of the Transaction). In connection with the assumption of such potential liabilities, the Trust and RPS entered into a tax agreement which provides that RPS (currently known as Ramco Gershenson Properties Trust) (under the direction of its Continuing Trustees), and not the Trust, will control, conduct and effect the settlement of any tax claims against RPS relating to the RPS Tax Issues. Accordingly, the Trust does not have any control as to the timing of the resolution or disposition of any such claims and no assurance can be given that the resolution or disposition of any such claims will be on terms or conditions as favorable to the Trust as if they were resolved or disposed of by the Trust. RPS and the Trust also have received an opinion from legal counsel that, to the extent there is a deficiency in RPS' taxable income arising out of the IRS examination and provided RPS timely makes a deficiency dividend (i.e. declares and pays a distribution which is permitted to relate back to the year for which each deficiency was determined to satisfy the requirement that a REIT distribute 95 percent of its taxable income), the classification of RPS as a REIT for the taxable years under examination would not be affected. If, notwithstanding the above-described opinions of legal counsel, the IRS successfully challenged the status of RPS as a REIT, the REIT status of the Trust could be adversely affected. Management estimates that this would have an effect of approximately $0 for 1996, $600,000 for 1995 and $400,000 for prior years which have not been provided in the financial statements of RPS or the Trust. Such amounts do not include potential penalties and interest. The possible effect on the Trust for subsequent periods could be significant depending on the taxable income of either RPS or the Trust in such periods. As of December 31, 1996, the Trust has not been required to perform its indemnity with respect to the RPS Tax Issues and Management is not aware of any determination of tax liability by the IRS against RPS.

8.    DIVIDENDS/DISTRIBUTIONS TO SHAREHOLDERS

      Under the Internal Revenue Code, a REIT must meet certain qualifications, including a requirement that it distribute annually to its shareholders at least 95 percent of its taxable income. The Trust's policy is to distribute to shareholders all taxable income. Dividend distributions for the year ended December 31, 1996 are summarized as follows:


      Record Date             Distribution            Payment Date
      -----------             ------------            ------------
      December 26, 1996       $.39 per share          January 21, 1997



9.    SUBSEQUENT EVENT

      On March 27, 1997, the Trust entered into an agreement to sell the 9 North Wabash Building for $1,250,000, less selling expenses. There can be no assurance that such sale will be consummated.

NET ASSETS TO BE TRANSFERRED TO ATLANTIC REALTY TRUST

Atlantic Realty Trust
Balance Sheet as of
December 31, 1995 and
Independent Auditors' Report

                          INDEPENDENT AUDITORS' REPORT

To the Board of Trustees of
Atlantic Realty Trust:

        We have audited the accompanying balance sheet of Atlantic Realty Trust (the "Trust") as of December 31, 1995. This financial statement is the responsibility of the Trust's management. Our responsibility is to express an opinion on this financial statement based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

        In our opinion, such balance sheet presents fairly, in all material respects, the financial position of the Trust at December 31, 1995 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP



New York, New York
March 25, 1997

                             ATLANTIC REALTY TRUST

                                 BALANCE SHEET
                               DECEMBER 31, 1995


ASSET -- Cash.....................................................  $100
                                                                     ===
SHAREHOLDERS' EQUITY -- Common stock (10,000 shares outstanding at $.01 par value)........................  $100
                                                                     ===

-------------------
Note: Atlantic Realty Trust (the "Trust"), a wholly-owned subsidiary of RPS
      Realty Trust, was formed on July 27, 1995 and funded on October 11, 1995 for the purpose of liquidating the mortgage loan portfolio and certain other assets and liabilities to be transferred to the Trust (the "Net Assets") from RPS Realty Trust (subsequently renamed Ramco-Gershenson Properties Trust).

      On May 10, 1996, the Net Assets were transferred to the Trust (the "Spin-Off Transaction"). The Trust adopted the liquidation basis of accounting as of that date based on its intention to liquidate its assets within eighteen months from the date of the Transaction or merge or combine operations with another real estate entity.

    NET ASSETS TO BE
    TRANSFERRED TO ATLANTIC
    REALTY TRUST

    Balance Sheet as of December 31, 1995 and
    Statements of Operations and Cash Flows for the Period January 1, 1996 Through May 10, 1996
    (Date of Transfer), and for the Years Ended
    December 31, 1995 and 1994, and
    Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Board of Trustees of
RPS Realty Trust and
Atlantic Realty Trust:

We have audited the accompanying combined balance sheet and statement of shareholders' equity of the Net Assets to be Transferred to Atlantic Realty Trust as of December 31, 1995 and the related combined statements of operations and cash flows for the period January 1, 1996 through May 10, 1996 (Date of Transfer) and each of the two years in the period ended December 31, 1995. These combined financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such combined financial statements present fairly, in all material respects, the financial position of the Net Assets to be Transferred to Atlantic Realty Trust as of December 31, 1995, and the results of their operations and cash flows for the period January 1, 1996 through May 10, 1996 (Date of Transfer) and for each of the two years in the period ended
December 31, 1995 in conformity with generally accepted accounting principles.

As more fully described in Note 1, Atlantic Realty Trust was obligated to adopt the liquidation basis of accounting upon completion of the Transaction. The accompanying combined financial statements do not give effect to the adjustments, if any, to be recorded at such time.


/s/ Deloitte & Touche LLP
New York, New York
March 25, 1997

NET ASSETS TO BE TRANSFERRED TO
ATLANTIC REALTY TRUST

COMBINED BALANCE SHEET
DECEMBER 31, 1995
--------------------------------------------------------------------------------


ASSETS

MORTGAGE LOANS RECEIVABLE - Net of allowance
  for possible loan losses of $10,231,336                            $36,023,265

INVESTMENT IN REAL ESTATE - Net                                        6,866,189

SHORT-TERM INVESTMENTS                                                 3,356,995

INTEREST AND ACCOUNTS RECEIVABLE                                       7,523,583

OTHER ASSETS                                                             460,000
                                                                     -----------

TOTAL                                                                $54,230,032
                                                                     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                                                   $   717,036
  Deferred commitment fees                                               346,320
                                                                     -----------

           Total liabilities                                           1,063,356

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                                  53,166,676
                                                                     -----------

TOTAL                                                                $54,230,032
                                                                     ===========


                    See notes to combined financial statements.

NET ASSETS TO BE TRANSFERRED TO
ATLANTIC REALTY TRUST

COMBINED STATEMENTS OF OPERATIONS
FOR THE PERIOD JANUARY 1, 1996 THROUGH MAY 10, 1996 (DATE OF TRANSFER) AND
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
--------------------------------------------------------------------------------



                                               FOR THE PERIOD
                                               JANUARY 1, 1996
                                                  THROUGH             YEAR ENDED DECEMBER 31,
                                                MAY 10, 1996       ------------------------------
                                             (Date of Transfer)         1995            1994
                                                ------------       -----------         ----------

REVENUES:
  Interest income                                $1,014,205        $ 3,515,614         $3,514,395
  Contingent interest and fee income                     --             63,028             41,836
  Rental income                                     241,402            994,369            867,288
                                                 ----------        -----------         ----------

           Total revenues                         1,255,607          4,573,011          4,423,519
                                                 ----------        -----------         ----------


EXPENSES:
  Provision for possible loan losses                     --          3,650,000          2,100,000
  Provision for impairment of real estate                --            800,000                 --
  Loss on disposition of mortgage loan              128,886                 --                 --
  General and administrative expenses               321,197          1,185,161            910,760
  Property operating                                 63,285            200,209            125,750
  Real estate tax                                   110,161            311,642            502,046
  Depreciation                                       36,491            108,763             62,905
                                                 ----------        -----------         ----------

           Total expenses                           660,020          6,255,775          3,701,461
                                                 ----------        -----------         ----------

NET INCOME (LOSS)                                  $595,587        $(1,682,764)        $  722,058
                                                 ==========        ===========         ==========


                    See notes to combined financial statements.

NET ASSETS TO BE TRANSFERRED TO
ATLANTIC REALTY TRUST

COMBINED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------------


                                                             ADDITIONAL                                              TOTAL
                            NUMBER OF                          PAID-IN        CUMULATIVE        CUMULATIVE        SHAREHOLDERS'
                             SHARES            AMOUNT          CAPITAL         EARNINGS        DISTRIBUTIONS         EQUITY
                           -----------      -----------      ------------     -----------      -------------      ------------

BALANCE,
  JANUARY 1, 1995           28,492,421       $2,849,242      $195,591,125     $51,324,071      $(194,569,545)      $55,194,893

  Net Loss                                                                     (1,682,764)                          (1,682,764)

  Distributions                                                                                     (345,453)         (345,453)
                           -----------      -----------      ------------     -----------      -------------      ------------

BALANCE,
  DECEMBER 31, 1995         28,492,421       $2,849,242      $195,591,125     $49,641,307      $(194,914,998)     $53,166,676
                           ===========       ==========      ============     ===========      ==============     ===========

                 See notes to combined financial statements.

NET ASSETS TO BE TRANSFERRED TO
ATLANTIC REALTY TRUST

COMBINED STATEMENTS OF CASH FLOWS
FOR THE PERIOD JANUARY 1, 1996 THROUGH MAY 10, 1996 (DATE OF TRANSFER) AND
FOR THE YEARS ENDED DECEMBER 31, 1995, AND 1994
--------------------------------------------------------------------------------


                                                         FOR THE PERIOD
                                                         JANUARY 1, 1996
                                                            THROUGH                   DECEMBER 31,
                                                          MAY 10, 1996        ----------------------------
                                                        (Date of Transfer)       1995             1994
                                                          ------------        -----------      -----------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net (loss) income                                          $595,587        $(1,682,764)     $   722,058
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Provision for possible loan losses                           --           3,650,000        2,100,000
      Provision for impairment of real estate                      --             800,000               --
      Loss on disposition of mortgage loan                    128,886                  --               --
      Depreciation                                             36,491             108,763           62,905
      Changes in operating assets and liabilities:
        Interest and accounts receivable                      352,813            (159,824)         216,456
        Accounts payable and deferred                       1,149,735
           commitment fees                                                        170,737           52,737
                                                           ----------         -----------      -----------

           Net cash provided by operating activities        2,263,512           2,886,912        3,154,156
                                                           ----------         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Satisfaction of mortgage loans receivable                 3,416,564                  --           77,662
  Investment in mortgage loans receivable                          --            (255,596)              --
  Investment in real estate                                (1,933,762)           (271,847)      (1,592,068)
                                                           ----------         -----------      -----------
  Net cash provided by (used in) investing activities       1,482,802           (527,443)      (1,514,406)
                                                           ----------         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds of financing                                   5,550,000                  --               --
    Distributions to RPS Realty Trust                      (9,994,955)           (345,453)        (296,771)
                                                           ----------         -----------      -----------

           Net cash used in financing activities           (4,444,955)           (345,453)        (296,771)
                                                           ----------         -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                           (698,641)          2,014,016        1,342,979

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                       3,356,995           1,342,979               --
                                                           ----------         -----------      -----------

CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                                   $2,658,354         $ 3,356,995      $ 1,342,979
                                                           ==========         ===========      ===========

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Investment in real estate                                25,455,310                  --        2,685,460
  Interest and accounts receivable                         (6,275,000)                  --       3,195,876
  Use (recovery) of provision for possible loan losses      5,819,690                   --        (381,336)
  Gross mortgage receivable exchanged for real estate     (25,000,000)                 --       (2,500,000)
  Mortgage receivable exchanged                                    --                  --       (3,000,000)


                    See notes to combined financial statements.

NET ASSETS TO BE TRANSFERRED TO
ATLANTIC REALTY TRUST

NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994
AND FOR THE PERIOD JANUARY 1, 1996 THROUGH MAY 10, 1996 (DATE OF TRANSFER)


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Atlantic Realty Trust (the "Trust") is a newly formed Maryland real estate investment trust formed as a condition of the Spin-Off Transaction described in Note 7 for the transfer from RPS Realty Trust ("RPS") of the remaining mortgage loan portfolio, as well as certain other assets and liabilities ("Net Assets").

     The combined financial statements reflect the Net Assets and the related results of their operations for the periods presented. Historical performance of the Net Assets is presented as if those assets were separately managed. Under the provisions of its Declaration of Trust, the Trust is obligated to make a final liquidating distribution of the net cash proceeds attributable to the sale or other disposition of the Trust's assets within 18 months, or to merge or combine operations with another real estate entity during such 18 month period, unless on or before such date the holders of at least two-thirds of the Trust's outstanding shares approve the extension of such date. In the event that at the end of such 18-month period, the Trust is unable to dispose of all of its assets, and the shareholders of the Company have not approved an extension of such date, the Trust will appoint an independent third party to liquidate the Trust's remaining assets.

     On May 10, 1996, the Transaction was consummated. As a result, the Trust was obligated to adopt the liquidation basis of accounting. Under this method of accounting, assets are stated at the amounts to be realized in liquidation and liabilities are stated at anticipated settlement amounts. The accompanying financial statements do not give effect to the adjustments, if any, to be recorded upon adoption of the liquidation basis of accounting.

     Certain common payroll and other general and administrative expenses have been allocated to the Net Assets based on the average of the weighted average of the Trust's total assets under management to the total assets of RPS and the Trust's total revenue to the total revenue of RPS. Such averages were 30 percent, 29 percent and 24 percent for the period
     January 1, 1996 through May 10, 1996 (Date of Transfer) and the years ended December 31, 1995 and 1994, respectively.

     The following is a summary of significant accounting policies followed in the preparation of the historical financial statements of the Net Assets:

     a. Income Tax Status - The Trust intends to conduct its operations with the intent of meeting the requirements applicable to a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). RPS conducts its operations with the intent of meeting the requirements applicable to a REIT under Sections 856 through 860 of the Code. For the year ended December 31, 1995, the Trust has distributed all of its taxable income prior to filing its tax return. As a result, the Trust will have no current and deferred tax liabilities. See Note 6 for current developments.

     b. Principles of Combination - The combined financial statements include the accounts of the Net Assets.

     c. Cash Equivalents - Short-term investments are considered cash equivalents for purposes of the statement of cash flows and consist primarily of highly liquid investments having original maturities of less than three months.

     d. Investment in Real Estate - Investment in real estate is stated at cost less accumulated depreciation and is depreciated using the straight-line method over the estimated useful life of the property. Additions and improvements which extend the estimated useful life of the property are capitalized. Repairs and maintenance are expensed. In the event that it appears that the cost less accumulated depreciation cannot be recovered through operations and/or a sale over a reasonable future period, then it will be considered probable that an impairment that is other than temporary has occurred and the net cost less accumulated depreciation will be written down to market value and a new cost basis will be established.

          In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of" which requires that long lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of the Statement is required for years beginning after December 15, 1995. The provisions of this Statement were adopted as of January 1, 1996 and the adoption of this Statement did not have a significant impact on the carrying value of the real estate.

          The Company records properties received in foreclosures or by deed in lieu of foreclosure at the lower of the carrying value of the related mortgage loan, plus accrued interest and costs incurred in connection with the foreclosure, or the market value of the property.

     e. Income Recognition - Current interest income on mortgage loans is recognized on the accrual method during the periods in which the mortgage loans are outstanding. Deferred interest, due at the maturity of the mortgage loan, is recognized as income based on the interest method using the implicit rate of interest on the mortgage loan. Income from operating leases held in connection with the investments in real estate is recognized when earned. Contingent and additional contingent income and prepayment premium income are recognized as cash is received. Certain leases at one of the Trust's real estate properties may have percentage rent features and such amounts are recognized upon receipt.

     f. Impairment of Loans - In May 1993, the Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan," which requires creditors to account for impaired loans at the present value of their future cash flows or at the fair value of the collateral, if the loan is collateral dependent. The provisions of this statement were adopted as of January 1, 1995 and the adoption of this statement did not have a significant impact on the carrying value of the loans.

     g. Allocation of Distributions - Net cash flows from operating, financing and investing activities are those amounts which would have been distributed to RPS or received from RPS to the extent required to fulfill the cash contributions of RPS to the Operating Partnership, as described in Note 7.

     h. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   MORTGAGE LOANS RECEIVABLE

     The principal amounts of the mortgage loans receivable at December 31, 1995 are summarized below:

                                                  INTEREST RATE (b)                                 DECEMBER 31, 1995
                                   ------------------------------------------------    -------------------------------------------
                                               CURRENT PAY                                                                 NET
                                   AVERAGE       RATE AT                                 AMOUNT         ALLOWANCE        CARRYING
                                   RATE OF     DECEMBER 31,     AVERAGE    MATURITY     ADVANCED        FOR LOSS          AMOUNT
        DESCRIPTION                 LOAN          1995          ACCRUED      DATE       (a)(d)(i)        (g)(h)             (j)
        -----------                 ----          ----          -------      ----       ---------        ------             ---

Shopping centers/retail:
  Holiday Park                      10.00%        9.75%             --       12/95     $ 1,916,564    $         --     $ 1,916,564
  Branhaven Plaza                   11.19        14.25              --        8/99       2,800,000              --       2,800,000
  1733 Massachusetts Avenue          8.58         8.58            1.42        6/99       2,200,000              --       2,200,000
  Mt. Morris Commons                11.20        10.50            2.00        6/99       2,700,000      (1,000,000)      1,700,000
  Copps Hill Plaza                   6.00         6.00            0.50        7/96       3,563,948        (350,000)      3,213,948
  Hylan Center (f) and
    (Note 3a.)                       7.50         7.50            4.50        1/01      25,000,000      (6,000,336)     18,999,664

Office buildings:
  NCR Building (e)                  10.00        10.00              --       12/95         468,493        (231,000)        237,493
  1-5 Wabash Avenue                  5.00         5.00              --        3/96       2,850,000        (650,000)      2,200,000
  Rector (c) and (Note 3a.)          6.00           --            6.00        3/04       3,255,596      (2,000,000)      1,255,596

Industrial/commercial:
  Simmons Mfg. Warehouse            10.00        10.00            2.00        8/01       1,500,000               --      1,500,000
                                                                                       -----------    -------------    -----------

                                                                                       $46,254,601    $(10,231,336)    $36,023,265
                                                                                       ===========    ============     ===========

     Deferred interest due at maturity of the mortgage loans is recognized as income based on the interest method. The amounts currently recognized through December 31, 1995 are as follows:

                                                                   FOR
                                                               DECEMBER 31,
                                                                   1995
                                                            -----------------
                                                            DEFERRED INTEREST
                                                                 ACCRUED
                                                            -----------------

Holiday Park                                                   $   67,080
Branhaven Plaza                                                   345,998
1733 Massachusetts Avenue                                         335,127
Mt. Morris Commons                                                 52,923
Hylan Center                                                    6,275,000
Simmons Mfg. Warehouse                                            128,886
                                                               ----------

Balance, end of period                                         $7,205,014
                                                               ==========

     (a) Of the 10 loans outstanding at December 31, 1995, 4 are wrap around and 6 are first mortgage loans. The wrap around mortgage loans are subordinate to prior liens held by others with no recourse to the Trust. Such prior liens are not to be liabilities of the Trust and, therefore, are not reflected in the accompanying financial statements.

     (b) In addition to fixed interest, on certain loans the Trust would be entitled to contingent interest in an amount equal to a percentage of the gross rent received by the borrower from the property securing the mortgage above a base amount, payable annually, and additional contingent interest based on a predetermined multiple of the contingent interest or a percentage of the net value of the property at such date, payable at maturity (equity participation). Contingent interest in the amounts of $43,862 and $41,836 was received for the years ended December 31, 1995 and 1994.

     (c) Pursuant to the terms of the restructuring of the collateral assignment loan which was partially secured by a security interest in a mortgage on 19 Rector Street, the interest held was converted to a direct first mortgage lien by delivery on September 21, 1995 of an Assignment of Senior Participation in the mortgage loan which formerly had been only collaterally assigned by its mortgagee in consideration of an additional $255,596.

     (d) The aggregate cost for Federal income tax purposes approximates that used for financial reporting.

     (e) The NCR Building loan matured on December 31, 1995 and is in default. The Trust has initiated foreclosure proceedings with respect to the loan.

     (f) The interest income from the Hylan loan represented more than 35% of total revenues for the years ended December 31, 1995 and 1994. The mortgage receivable balance and deferred interest receivable also represented more than 45% of total assets at December 31, 1995.


     (g) As of December 31, 1995, there were six loans that were in arrears (three monthly payments or more) or otherwise considered to be "problem loans". The aggregate gross principal amounts of these loans, together with receivables relating to such loans comprised of accrued interest and payments made on behalf of the borrowers for mortgage payments relating to such properties, totaled $44,165,960, representing 81 percent of total assets. At December 31, 1995, the Trust was not accruing current and deferred interest on one of the above-mentioned loans, in the aggregate approximate principal amount of $2,700,000. In addition, as of such dates, deferred interest on three additional loans in the aggregate approximate principal amount of $31,819,544, was not being accrued. There is an allowance for possible loan losses of $10,231,336 at December 31, 1995, which includes principal and deferred interest that the Company does not anticipate recovering.

     (h) An allowance for possible loan losses is established based upon a review of each of the loans in the portfolio. In performing the review, management considers the estimated net realizable value of the property or collateral as well as other factors, such as the current occupancy, the amount and status of senior debt, if any, the prospects for the property, the credit worthiness and current financial position of the borrower and the economic situation in the region where the property is located. Because this determination of the collectibility of loans is based upon future economic events, the amounts ultimately realized at disposition may differ materially from the carrying value as of December 31, 1995.

     (i) The allowance is indicative of the continued weakness and the protracted declines in values of commercial real estate throughout the country which resulted in part from the general economic decline in earlier years and the continuing lack of readily available credit sources for commercial real estate. The allowance is inherently subjective and is based on management's best estimates of current conditions and assumptions about expected future conditions. It is reasonably possible that future conditions may not meet management's expectation and that additional allowances for possible loan losses may be required.

     (j) A summary of mortgage receivable loan activity for the year ended December 31, 1995 is as follows:

                                                                 1995

      Balance, beginning of period                           $ 39,417,669
        Mortgage loans issued                                     255,596
        Mortgage loan satisfaction                                     --
        Provision for possible loan losses                     (3,650,000)
                                                             ------------

      Balance, end of period                                 $ 36,023,265
                                                             ============


3.   PREPAYMENTS AND OTHER ACTIVITY

     (a) On April 30, 1996, Hylan Plaza Shops, Inc., a Delaware Corporation and wholly owned subsidiary of the Trust, acquired the Hylan Plaza Shopping Center in connection with a workout of the mortgage held by the Trust for approximately $1.1 million over the mortgage held by the Trust, plus closing costs.

     (b) On January 19, 1996, the Trust received proceeds of $2,008,560 from the repayment of the Holiday Park loan. The proceeds consisted of the repayment of the principal loan balance of $1,916,564, current interest of $24,916 and deferred interest of $67,080.

     (c) On February 1, 1996, the Trust received proceeds of $1,512,500 from the prepayment of the Simmons Manufacturing Warehouse loan. The proceeds consisted of the repayment of the principal loan balance of $1,500,000 and current interest of $12,500.

     (d) On March 7, 1996, the Trust reached an agreement in principal with the borrower under the 1-5 Wabash loan for such borrower to acquire the loan for $2,200,000 in cash.

     (e) On January 25, 1994, a mortgage loan in the original principal amount of $31,000,000 which was secured by a collateral assignment of mortgages on two properties, an office building located on Rector Street in New York City (the "Rector Property") and a shopping center located on Hylan Boulevard in Staten Island, New York (the "Hylan Center") was restructured. Pursuant to the restructuring, a direct assignment of the first mortgage with a principal amount of $25,000,000 and accrued interest of $7,881,250 secured by the Hylan Center was received and the collateral assignment of the Rector Property mortgage, the principal amount of which was reduced to $3,000,000 was retained. The holder of the first mortgage secured by the Rector Property has granted a pledge of a senior participation interest in such mortgage. In addition, upon a foreclosure, a direct first mortgage secured by the Rector Property will be obtained. The restructuring was completed in October 1994.

4.   INVESTMENT IN REAL ESTATE

                                                                                    PROVISION
                              INITIAL COST TO          CAPITAL        GROSS            FOR
                                  COMPANY            IMPROVEMENTS    AMOUNT(1)      IMPAIRMENT
                          -----------------------    DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                            LAND        BUILDING         1995           1995            1995
                          ----------   ----------    ------------   ------------    ------------

9 North Wabash
  Chicago, Illinois       $2,319,900   $  980,100      $     --      $3,300,000      $(800,000)

Norgate Shopping Center
  Indianapolis, Indiana    1,260,000    2,940,000       349,375       4,549,375             --
                          ----------   ----------      --------      ----------      ---------
    Totals                $3,579,900   $3,920,100      $349,375      $7,849,375      $(800,000)
                          ==========   ==========      ========      ==========      =========



                                             NET
                          ACCUMULATED      CARRYING
                          DEPRECIATION      AMOUNT
                          DECEMBER 31,   DECEMBER 31,      DATE     PREDICTABLE
                              1995           1995        ACQUIRED       LIFE
                          ------------   ------------    --------   -----------

9 North Wabash
  Chicago, Illinois         $ 61,778      $2,438,222      7/01/93        39

Norgate Shopping Center
  Indianapolis, Indiana      121,408       4,427,967      6/01/94        39
                            --------      ----------
    Totals                  $183,186      $6,866,189
                            ========      ==========

                                                                    DECEMBER 31,
                                                                        1995
                                                                    -----------

REAL ESTATE OWNED:
  Balance at beginning of year                                      $ 7,577,528
  Capital Improvements                                                  271,847
  Provision for Impairment                                             (800,000)
                                                                    -----------

           Balance at end of year                                   $ 7,049,375
                                                                    ===========

ACCUMULATED DEPRECIATION:
  Balance at beginning of year:                                     $    74,423
  Depreciation Expense (2)                                              108,763
                                                                    -----------

           Balance at end of year                                   $   183,186
                                                                    ===========


(1) Aggregate cost for Federal income tax purposes at December 31, 1995 approximates $7,849,375.
(2) Properties are depreciated over an estimated life of 39 years using the straight-line method.
(3) As the sole tenant at 9 North Wabash terminated its lease on December 31, 1995, the property value was impaired and a provision for impairment of $800,000 was recognized.

     RENTALS UNDER OPERATING LEASES

     The following is a schedule by years of minimum future rentals to be received on noncancelable operating leases at December 31, 1995:

                     YEAR ENDING
                    DECEMBER 31,                 AMOUNT

                        1996                  $   353,148
                        1997                      337,746
                        1998                      337,746
                        1999                      144,100
                        2000                      126,496
                   Later Years                    973,509
                                              -----------

                                              $ 2,272,745
                                              ===========

5.   FINANCIAL INSTRUMENTS

     The market value of mortgage loans and receivables relating to such loans as of December 31, 1995 is estimated to be approximately $45,000,000. At December 31, 1995, the aggregate estimated fair market value of five of the ten mortgage loans exceeded the aggregate carrying value of $32,516,828 by $3,593,795. The remaining five mortgage loans were stated at their fair market value. The estimated market value has been determined, using available market information, methodologies deemed reasonable and the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Estimated market values represent management's estimate as of the date of the valuation and are based on facts and conditions existing on the date of the valuation and on a number of assumptions concerning future circumstances, which assumptions may or may not prove to be accurate. Management believes that the estimated market value as stated is not necessarily indicative of the price which could be realized if it were actively attempting to sell the mortgages in its portfolio.

6.   INCOME TAXES

     In February 1992, the Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"). The adoption of the statement is required for years beginning after December 15, 1992. Even though the Trust will not be subject to income taxes as discussed in Note 1, since the Trust is a public enterprise, in accordance with SFAS 109, it is required to disclose the net differences between the assets and liabilities for tax purposes and financial reporting purposes as follows:

                                                                 1995

      Net assets, financial statements                       $ 53,166,676
      Interest                                                  7,600,000
      Allowance for loan losses                                10,250,000
      Provision for impairment of real estate                     800,000
      Deferred interest                                        (7,200,000)
                                                             ------------

      Net assets, tax reporting                              $ 64,616,676
                                                             ============

     During the third quarter of 1994, RPS held more than 25% of the value of its gross assets in overnight Treasury Bill reverse repurchase transactions which the IRS may view as non-qualifying assets for the purposes of satisfying an asset qualification test applicable to REITs, based on a Revenue Ruling published in 1997 (the "Asset Issue"). RPS has requested that the United States Internal Revenue Service (the "IRS") enter into a closing agreement with RPS that the Assets Issue will not impact RPS' status as a REIT. The IRS has deferred any action relating to the Asset Issue pending the further examination of RPS' 1991-1994 tax returns (the "RPS Audit" and together with the Asset Issue (the "RPS Tax Issues"). Based on developments in the law which occurred since 1977, RPS' counsel, Battle Fowler LLP, has rendered an opinion that RPS' investment in Treasury Bill repurchase obligations would not adversely affect its REIT status. However, such opinion is not binding upon the IRS. In connection with the Transaction, the Trust will assume all tax liability arising out of the RPS Tax Issues. In connection with the assumption of such potential liabilities, the Trust and RPS will enter into a tax agreement which provides that RPS (under the direction of its Continuing Trustees), and not the Trust, will control, conduct and effect the settlement of any tax claims against RPS relating to the RPS Tax Issues. Accordingly, the Trust will not have any control as to the timing of the resolution or disposition of any such claims and no assurance can be given that the resolution or disposition of any such claims will be on terms or conditions as favorable to the Company as if they were resolved or disposed of by the Company. RPS and the Trust also have received an opinion from legal counsel that, to the extent there is a deficiency in RPS' taxable income arising out of the IRS examination and provided RPS timely makes a deficiency dividend (i.e., declares and pays a distribution which is permitted to relate back to the year for which each deficiency was determined to satisfy the requirement that a REIT distribute 95 percent of its taxable income), the classification of RPS as a REIT for the taxable years under examination would not be affected. If, notwithstanding the above-described opinions of legal counsel, the IRS successfully challenged the status of RPS as a REIT, the REIT status of the Trust could be adversely affected. Management estimates that this would have an effect of approximately $0 for 1996, $600,000 for 1995 and $400,000 for prior years which have not been provided in the financial statements of RPS or the Trust. Such amounts do not include potential penalties and interest. The possible effect on the Trust for subsequent periods could be significant depending on the taxable income of either RPS or the Trust in such periods.

7.   RAMCO TRANSACTION

     On December 27, 1995, RPS and Ramco-Gershenson, Inc. ("Ramco") and its affiliates (the "Ramco Group") entered into an agreement relating to the acquisition through an operating partnership (the "Operating Partnership") controlled by RPS of substantially all of the real estate assets as well as the business operations of Ramco (the "Transaction"). As part of the Transaction, the Operating Partnership will succeed to the ownership of interests in 22 shopping center and retail properties (the "Ramco Properties"), as well as 100% of the nonvoting stock and 5% of the voting stock of Ramco (representing in excess of 95% of the economic interests of Ramco). Under the proposed revised structure to the Transaction, RPS will contribute to the Operating Partnership six retail properties ("RPS Properties") and $68,000,000 in cash and will be liable for approximately $7,000,000 of Transaction expenses. Following the closing of the Transaction, Ramco will manage the Ramco Properties, the RPS Properties and properties of certain third parties and other Ramco affiliates.

     Upon consummation of the Transaction, RPS will be the sole general partner of and a limited partner in the Operating Partnership and under the proposed revised structure to the Transaction will initially hold approximately 75% of the interests therein. The members of the Ramco Group will be limited partners in the Operating Partnership and will initially hold, in the aggregate, approximately 25% of the interests therein. The Ramco Group could also increase its interest in the Operating Partnership based on the future performance of certain of the Ramco Properties; such performance incentives could increase the Ramco Group's interest in the Operating Partnership to approximately 29% in the aggregate. The Ramco Group's units in the Operating Partnership will be exchangeable for shares of RPS Realty Trust commencing one year after consummation of the Transaction, subject to purchase of such OP Units for cash by RPS Realty Trust, at RPS's option.

     As part of the Transaction, it is anticipated that RPS will change its name to Ramco-Gershenson Properties Trust and will implement a one-for-four reverse share split.

     Upon consummation of the Transaction, it is contemplated that four of the nine current members of the Board of Trustees of RPS will resign and will be replaced by four individuals designated by the Ramco Group, two of whom will be independent of RPS, Ramco and their respective affiliates. In addition, the five current principal executive officers of Ramco will become executive officers of RPS and will be responsible for the management of the RPS's real estate operations.

     In connection with the Transaction, and as a condition thereto, RPS will transfer its remaining mortgage loan portfolio, as well as certain other assets, to the Trust and thereafter will distribute the shares after taking into account the reverse stock split referred to above, to the RPS shareholders. Additionally, pursuant to the terms of the Transaction, the Trust will incur approximately $6,500,000 in indebtedness, the proceeds of which, together with existing resources of RPS to be used primarily for the payment of severance benefits of approximately $4,500,000, distributions to shareholders of $2,279,000 and director's and officers insurance premiums of approximately $1,150,000 and approximately $750,000 in working capital.

     It is anticipated that such indebtedness will accrue interest at 10% per annum (approximately $650,000 per year) and mature on the date which is 18 months after the Transaction. Such interest will be included as a decrease in the Statement of Changes in Net Assets following the consummation of the Transaction. Upon consummation of the Transaction, the Trust will assume this indebtedness. The actual amount of such indebtedness may be less than $6,500,000 to the extent that RPS effects the sale of the assets to be distributed to the Trust or is prepaid by any of the borrowers under its mortgage loans.

8.   COMMITMENTS

     In March 1995 a lease was entered into for approximately 4,863 square feet of office space at 747 Third Avenue, New York, New York. The term of the lease commenced on April 1, 1995. The lease was extended in January 1997 at an annual base rental of approximately $172,000. The lease will expire on April 30, 1998. The Trust and the landlord each have options to terminate the lease as of November 20, 1997 or as of February 28, 1998 upon 90 days prior written notice to the other.

                                  SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1997.


                                       ATLANTIC REALTY TRUST


                                       By: /s/ Joel M. Pashcow
                                           ----------------------------
                                           Name: Joel M. Pashcow
                                           Title: Chairman and President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                         Title                         Date
    ---------                         -----                         ----

/s/ JOEL M. PASHCOW             Chairman, President and         March 27, 1997
-----------------------         Trustee (Principal
Joel M. Pashcow                 Executive Officer)


/s/ EDWIN R. FRANKEL            Executive Vice President        March 27, 1997
-----------------------         Chief Financial Officer
Edwin R. Frankel                and Secretary (Principal
                                Financial and Accounting
                                Officer)


/s/ HERBERT LIECHTUNG           Trustee                         March 27, 1997
-----------------------
Herbert Liechtung


/s/ STEPHEN R. BLANK            Trustee                         March 27, 1997
-----------------------
Stephen R. Blank


/s/ ARTHUR H. GOLDBERG          Trustee                         March 27, 1997
-----------------------
Arthur H. Goldberg


/s/ WILLIAM A. ROSOFF           Trustee                         March 27, 1997
-----------------------
William A. Rosoff


/s/ EDWIN J. GLICKMAN           Trustee                         March 27, 1997
-----------------------
Edwin J. Glickman


/s/ EDWARD BLUMENFELD           Trustee                         March 27, 1997
-----------------------
Edward Blumenfeld


/s/ SAMUEL M. EISENSTAT         Trustee                         March 27, 1997
------------------------
Samuel M. Eisenstat

ATLANTIC REALTY TRUST AND SUBSIDIARY

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on form 10-K.

                                   Description
                                                                      Sequential
                                                                       Page No.


 3.1    Amended and Restated Declaration of Trust of the Company
        (Incorporated by reference to the Company's definitive registration statement on Form 10, dated March 28, 1996,
        File No. 0-27562, Exhibit 3.1).

 3.2 Amended and Restated By-Laws of the Company (Incorporated by reference to the Company's definitive registration statement on Form 10, dated March 28, 1996, File No.
        0-27562, Exhibit 3.2).

 3.3 First Amendment to Amended and Restated Declaration of Trust of the Company (Incorporated by reference to the Company's definitive registration statement on Form 10, dated March 28, 1996, File No. 0-27562, Exhibit 3.3).

 4.1 Form of Share Certificate (Incorporated by reference to the Company's definitive registration statement on Form 10, dated March 28, 1996, File No. 0-27562, Exhibit 4.1).

10.1 Lease Agreement, dated as of January 16, 1997, by any between Sage Realty Corporation, as the lessor and the Trust, as the lessee.

10.2 Form of Assignment, Assumption and Indemnification Agreement between RPS Realty Trust and the Company (Incorporated by reference to the Company's definitive registration statement on Form 10, dated March 28, 1996, File No. 0-27562, Exhibit 10.1).

10.3 Form of Tax Agreement between RPS Realty Trust and the Company (Incorporated by reference to the Company's definitive registration statement on Form 10, dated March 28, 1996, File No. 0-27562, Exhibit 10.2).

10.4 Form of Information Statement (Incorporated by reference to the Company's definitive registration statement on Form 10, dated March 28, 1996, File No. 0-27562,
        Exhibit 20.1).

27.1    Financial Data Schedule