Form 10-Q
period 1997-03-31
ATLANTIC REALTY TRUST
filed 1997-05-02
CIK 948975

                                   FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

Yes    X       No
    -------       -------

Number of shares of beneficial interest ($.01 par value) of the Registrant outstanding as of April 22, 1997: 3,561,553.

ATLANTIC REALTY TRUST              FORM 10-Q                      MARCH 31, 1997
AND SUBSIDIARY


                                   I N D E X

Part I.   FINANCIAL INFORMATION                                                  PAGE NO.
                                                                                 --------
Item 1.   Financial Statements

          Consolidated Statements of Net Assets in Liquidation
          March 31, 1997 and December 31, 1996..................................     3

          Consolidated Statement of Changes in Net Assets in Liquidation -
          Period January 1, 1997 through March 31, 1997.........................     4

          Notes to Financial Statements.........................................     5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Liquidation Activities................................................     8

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K......................................     9

ATLANTIC REALTY TRUST              FORM 10-Q                      MARCH 31, 1997
AND SUBSIDIARY



                     ATLANTIC REALTY TRUST AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                       (LIQUIDATION BASIS OF ACCOUNTING)



                                                                                March 31, 1997         December 31, 1996
                                                                                --------------         -----------------
                                  ASSETS

Investments in Real Estate................................................        $36,113,000               $36,995,500
Mortgage Loans and Related Interest.......................................          7,066,836                 7,132,434
Cash and Short Term Investments...........................................          6,607,187                 7,047,098
                                                                                  -----------               -----------
      Total Assets........................................................        $49,787,023               $51,175,032
                                                                                  ===========               ===========


                                LIABILITIES

Estimated Costs of Liquidation............................................          1,870,707                 2,170,262
Distribution Payable......................................................               -                    1,389,006
                                                                                  -----------               -----------
      Total Liabilities...................................................        $ 1,870,707               $ 3.559,268
                                                                                  -----------               -----------

Net Assets in Liquidation.................................................        $47,916,316               $47,615,764
                                                                                  ===========               ===========







                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ATLANTIC REALTY TRUST              FORM 10-Q                      MARCH 31, 1997
AND SUBSIDIARY



                      ATLANTIC REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                       (LIQUIDATION BASIS OF ACCOUNTING)


                                                                                           For the Period
                                                                                          1/1/97 to 3/31/97
                                                                                          -----------------
Net Assets in Liquidation Beginning of Period...........................................      $47,615,764
Adjustments to Reflect Liquidation Basis of Accounting..................................          300,552
                                                                                              -----------
Net Assets in Liquidation...............................................................      $47,916,316
                                                                                              ===========








                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ATLANTIC REALTY TRUST              FORM 10-Q                      MARCH 31, 1997
AND SUBSIDIARY



                     ATLANTIC REALTY TRUST AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Atlantic Realty Trust (the "Trust"), a Maryland real estate investment trust, was formed on July 27, 1995 for the purpose of liquidating its interests in real properties, the mortgage loan portfolio and certain other assets and liabilities which were transferred to the Trust from RPS Realty Trust ("RPS") on May 10, 1996 (the "Spin-Off Transaction"). The Trust had no operations from the date of formation to the date of the Spin-Off Transaction. The Trust adopted the liquidation basis of accounting as of the date of the Spin-Off Transaction based on its intention to liquidate its assets within eighteen months from the date of the Spin-Off Transaction or merge or combine operations with another real estate entity.

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

     The valuations presented in the accompanying Statements of Net Assets in Liquidation represent the estimates at the date shown, based on current facts and circumstances, of the estimated net realizable value of assets and estimated costs of liquidating the Trust. In determining the net realizable values of the assets, the Trust considered each asset's ability to generate future cash flows, offers to purchase received from third parties, if any, and other general market information. Such information was considered in conjunction with the Trust's plan for disposition of assets. The estimated costs of liquidation represent the estimated costs of operating the Trust through its anticipated termination. These costs primarily include payroll, consulting and related costs, rent, shareholder relations, legal and auditing. The estimated costs of liquidation assume liquidation within 18 months from the date of the Spin-Off Transaction. Computations of net realizable value necessitate the use of certain assumptions and estimates. Future events, including economic conditions that relate to real estate markets in general, may differ from those assumed or estimated at the time such computations are made. Because of inherent uncertainty of valuation when an entity is in liquidation, the amounts ultimately realized from assets disposed and costs incurred to settle liabilities may materially differ from amounts presented.

Consolidation

     The consolidated financial statements include the accounts of the Trust and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

ATLANTIC REALTY TRUST              FORM 10-Q                      MARCH 31, 1997
AND SUBSIDIARY



                      ATLANTIC REALTY TRUST AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

2.   MORTGAGE LOANS AND RELATED INTEREST

                                                    CURRENT          AVERAGE                            ESTIMATED NET
                                  TYPE OF           INTEREST         ACCRUED           MATURITY       REALIZABLE VALUE
DESCRIPTION                      PROPERTY             RATE        INTEREST RATE          DATE            3/31/97 (A)
-----------                      --------           --------      -------------       ----------      ----------------
Mt. Morris Commons              Shopping Ctr.        10.50%           2.00%             Jun-99           $1,970,000
Copps Hill Plaza (b)            Shopping Ctr.         6.00%           0.50%             Jul-96            2,470,800
Rector                          Office Bldg.          0.00%           6.00%             Mar-04            2,626,036
                                                                                                         ----------
                                                                                                         $7,066,836
                                                                                                         ==========

-----------

(a) Includes estimated cash flows using disposition periods ranging from 2 months to 3 months. Realized values may differ depending on actual disposition results and time periods.

(b) The Copps Hill Plaza mortgage loan has matured and is currently in default. All payments of interest are current.

3.   INVESTMENTS IN REAL ESTATE

                                                     ESTIMATED NET
                                                    REALIZABLE VALUE
PROPERTY                        LOCATION                3/31/97(A)
--------                        --------             --------------
Hylan Shopping Center           Staten Island, NY      $30,425,000
Norgate Shopping Center         Indianapolis, IN         4,610,000
9 North Wabash Building         Chicago, IL              1,078,000
                                                       -----------
                                                       $36,113,000
                                                       ===========

-----------

(a) Includes estimated cash flows using disposition periods ranging from 4 months to 7 months. Realized values may differ depending on actual disposition results and time period.

4.   SHARES OUTSTANDING

     The weighted average number of common shares outstanding for the period ending March 31, 1997 was 3,561,553.

ATLANTIC REALTY TRUST              FORM 10-Q                      MARCH 31, 1997
AND SUBSIDIARY



                      ATLANTIC REALTY TRUST AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

5.   TAX CONTINGENCY

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

     In connection with the Spin-Off Transaction, the Trust assumed all tax liability arising out of the RPS Tax Issues (other than liability that relates to events occurring or actions taken by RPS following the date of the Transaction) pursuant to a tax agreement, dated May 10, 1996, by and between RPS and the Trust, which provides that RPS (now named Ramco-Gershenson Properties Trust) under the direction of its Continuing Trustees, and not the Trust, will control, conduct and effect the settlement of any tax claims against RPS relating to the RPS Tax Issues. Accordingly, the Trust does not have any control as to the timing of the resolution or disposition of any such claims and no assurance can be given that the resolution or disposition of any such claims will be on terms or conditions as favorable to the Trust as if they were resolved or disposed of by the Trust or that any such claims will be resolved within 18 months from the date of the Spin-Off Transaction. RPS and the Trust also have received an opinion from legal counsel that, to the extent there is a deficiency in RPS' taxable income arising out of the IRS examination and provided RPS timely makes a deficiency dividend (i.e. declares and pays a distribution which is permitted to relate back to the year for which each deficiency was determined to satisfy the requirement that a REIT distribute 95 percent of its taxable income), the classification of RPS as a REIT for the taxable years under examination would not be affected. If, notwithstanding the above-described opinions of legal counsel, the IRS successfully challenged the status of RPS as a REIT, the REIT status of the Trust could be adversely affected. Management estimates that this would have an effect of approximately $0 for 1996, $600,000 for 1995 and $400,000 for prior years which have not been provided in the financial statements of RPS or the Trust. Such amounts do not include potential penalties and interest. The possible effect on the Trust for subsequent periods could be significant depending on the taxable income of either RPS or the Trust in such periods. As of March 31, 1997, the Trust has not been required to perform its indemnity with respect to the RPS Tax Issues and Management is not aware of any determination of tax liability by the IRS against RPS.

ATLANTIC REALTY TRUST              FORM 10-Q                      MARCH 31, 1997
AND SUBSIDIARY




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND LIQUIDATION ACTIVITIES

CAPITAL RESOURCES AND LIQUIDITY

     At December 31, 1996, the Trust owned three mortgage loans and three retail properties (Hylan Plaza Shopping Center, located in Staten Island, New York, Norgate Shopping Center located in Indianapolis, Indiana and 9 North Wabash Avenue Building, located in Chicago, Illinois), as well as cash and certain other assets, which include furniture, fixtures and equipment. The Trust does not intend to make new loans or actively engage in either the mortgage lending or the property acquisition business, other than in connection with potential workouts of certain of its mortgage loans.

     The Trust's primary objective is to liquidate its assets in an 18-month period from the date of the Spin-Off Transaction while realizing the maximum values for such assets. Although the Trust considers its assumptions and estimates as to the values and timing of such liquidations to be reasonable, the period of time to liquidate the assets and distribute the proceeds of such assets is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Trust's control. There can be no assurance that the net values ultimately realized and costs actually incurred for such assets will not materially differ from the Trust's estimate.

     The Trust believes that cash and cash equivalents on hand, proceeds generated from the mortgage loans and real estate properties that continue to operate and from the eventual sale of such assets will be sufficient to support the Trust and meet its obligations. At March 31, 1997 the Trust had approximately $6,607,000 in cash and short term investments, which amount reflects a distribution of $1,870,707 to shareholders.

     At March 31, 1997 the Trust continued to own three mortgage loans and the three retail properties discussed above. The Trust intends to reduce to cash equivalents the mortgage loan and real property portfolio in an orderly manner as soon as practicable and make a liquidating distribution or distributions to its shareholders, or merge or combine operations with another real estate entity.

ATLANTIC REALTY TRUST              FORM 10-Q                      MARCH 31, 1997
AND SUBSIDIARY



                          PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.   EXHIBITS

     27.1 Financial Data Schedule

B. The registrant has not filed any reports on Form 8-K for the three month period ended March 31, 1997.

ATLANTIC REALTY TRUST              FORM 10-Q                      MARCH 31, 1997
AND SUBSIDIARY



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ATLANTIC REALTY TRUST



Date: May 2, 1997                               /s/ Joel M. Pashcow
                                                -------------------------
                                                Joel M. Pashcow
                                                Chairman and President
                                                (Principal Executive Officer)



Date: May 2, 1997                               /s/ Edwin R. Frankel
                                                -------------------------
                                                Edwin R. Frankel
                                                Executive Vice President,
                                                Chief Financial Officer
                                                and Secretary
                                                (Principal Financial and
                                                Accounting Officer)