Form 10-Q
period 1997-06-30
ATLANTIC REALTY TRUST
filed 1997-08-13
CIK 948975

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
_____    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  X     No
   _____     _____

Number of shares of beneficial interest ($.01 par value) of the Registrant outstanding as of July 31, 1997: 3,561,553.

ATLANTIC REALTY TRUST               FORM 10-Q                      JUNE 30, 1997
AND SUBSIDIARY



                                    I N D E X

Part I.  FINANCIAL INFORMATION                                                                        PAGE NO.
-------  ---------------------                                                                        --------


Item 1. Financial Statements

         Consolidated Statements of Net Assets in Liquidation
         June 30, 1997 and December 31, 1996..............................................................3

         Consolidated Statements of Changes in Net Assets in Liquidation -
         Periods April 1, 1997 through June 30, 1997 and January 1, 1997 through March 31, 1997...........4

         Notes to Financial Statements....................................................................5

Item 2. Management's Discussion and Analysis of Financial Condition and Liquidation Activities............8

Part II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..................................................................9

ATLANTIC REALTY TRUST             FORM 10-Q                        JUNE 30, 1997
AND SUBSIDIARY


                      ATLANTIC REALTY TRUST AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (LIQUIDATION BASIS OF ACCOUNTING)




                                                 June 30, 1997         December 31, 1996
                                                 -------------         -----------------
                           ASSETS

Investments in Real Estate ...........           $38,480,819           $36,995,500
Mortgage Loans and Related Interest ..             2,022,500             7,132,434
Cash and Short Term Investments ......            11,542,305             7,047,098
                                                 -----------           -----------
         Total Assets ................           $52,045,624           $51,175,032
                                                 ===========           ===========


                           LIABILITIES

Estimated Costs of Liquidation .......             1,402,390             2,170,262
Distribution Payable .................                    --             1,389,006
                                                 -----------           -----------
         Total Liabilities ...........           $ 1,402,390           $ 3,559,268
                                                 -----------           -----------

Net Assets in Liquidation ............           $50,643,234           $47,615,764
                                                 ===========           ===========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ATLANTIC REALTY TRUST               FORM 10-Q                      JUNE 30, 1997
AND SUBSIDIARY


                      ATLANTIC REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (LIQUIDATION BASIS OF ACCOUNTING)


                                                               For the Period         For the Period
                                                              4/1/97 to 6/30/97      1/1/97 to 3/31/97
                                                              -----------------      -----------------

Net Assets in Liquidation Beginning of Period ........           $47,916,316           $47,615,764
Adjustments to Reflect Liquidation Basis of Accounting             2,726,918               300,552
                                                                 -----------           -----------
Net Assets in Liquidation End of Period ..............           $50,643,234           $47,916,316
                                                                 ===========           ===========





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ATLANTIC REALTY TRUST               FORM 10-Q                      JUNE 30, 1997
AND SUBSIDIARY


                      ATLANTIC REALTY TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Atlantic Realty Trust (the "Trust"), a Maryland real estate investment trust, was formed on July 27, 1995 for the purpose of liquidating its interests in real properties, the mortgage loan portfolio and certain other assets and liabilities which were transferred to the Trust from RPS Realty Trust ("RPS") on May 10, 1996 (the "Spin-Off Transaction"). The Trust had no operations from the date of formation to the date of the Spin-Off Transaction. The Trust adopted the liquidation basis of accounting as of the date of the Spin-Off Transaction based on its intention to liquidate its assets or merge or combine operations with another real estate entity within eighteen months from the date of the Spin-Off Transaction.

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

         The valuations presented in the accompanying Statements of Net Assets in Liquidation represent the estimates at the dates shown, based on current facts and circumstances, of the estimated net realizable value of assets and estimated costs of liquidating the Trust. In determining the net realizable values of the assets, the Trust considered each asset's ability to generate future cash flows, offers to purchase received from third parties, if any, and other general market information. Such information was considered in conjunction with the Trust's plan for disposition of assets. The estimated costs of liquidation represent the estimated costs of operating the Trust through its anticipated termination. These costs primarily include payroll, consulting and related costs, rent, shareholder relations, legal and auditing. The estimated costs of liquidation assume liquidation within 18 months from the date of the Spin-Off Transaction. Computations of net realizable value necessitate the use of certain assumptions and estimates. Future events, including economic conditions that relate to real estate markets in general, may differ from those assumed or estimated at the time such computations are made. Because of inherent uncertainty of valuation when an entity is in liquidation, the amounts ultimately realized from assets disposed and costs incurred to settle liabilities may materially differ from amounts presented.

Consolidation

         The consolidated financial statements include the accounts of the Trust and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

ATLANTIC REALTY TRUST               FORM 10-Q                      JUNE 30, 1997
AND SUBSIDIARY


                      ATLANTIC REALTY TRUST AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

2.       MORTGAGE LOANS AND RELATED INTEREST

                                                         CURRENT                                          ESTIMATED NET
                                    TYPE OF              INTEREST        ACCRUED         MATURITY        REALIZABLE VALUE
DESCRIPTION                         PROPERTY              RATE        INTEREST RATE        DATE             6/30/97 (a)
-----------                         --------            ---------     -------------     -----------     -------------------
Mt. Morris Commons                  Shopping Ctr.         10.50%         2.00%             Jun-99           $2,022,500

----------

(a) Includes estimated cash flows using a disposition period of 45 days. Realized value may differ depending on actual disposition results and time period.

(b) On June 9, 1997 the Trust received proceeds of approximately $2,422,000 from the repayment of the Rector mortgage loan. Previously, in 1997, the Trust received $225,000 as a good faith deposit.


(c) On June 18, 1997 the Trust received approximately $2,862,000 from the sale of the Copps Hill Plaza mortgage loan.

3.       INVESTMENTS IN REAL ESTATE

                                                                                    ESTIMATED NET
                                                                                   REALIZABLE VALUE
PROPERTY                                    LOCATION                                   6/30/97(a)
--------                                    --------                               -----------------
Hylan Shopping Center                       Staten Island, NY                         $33,317,000
Norgate Shopping Center                     Indianapolis, IN                            4,127,500
9 North Wabash Building                     Chicago, IL                                 1,036,319
                                                                                      -----------
                                                                                      $38,480,819
                                                                                      ===========

----------

(a) Includes estimated cash flows using disposition periods ranging from 1 month to 6 months. Realized values may differ depending on actual disposition results and time period.

4.       SHARES OUTSTANDING

         The weighted average number of common shares outstanding for the period ending June 30, 1997 was 3,561,553.

ATLANTIC REALTY TRUST               FORM 10-Q                      JUNE 30, 1997
AND SUBSIDIARY

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

5.       TAX CONTINGENCY

         During the third quarter of 1994, RPS held more than 25% of the value of its gross assets in overnight Treasury Bill reverse repurchase transactions which the Internal Revenue Service ("IRS") may view as non-qualifying assets for the purposes of satisfying an asset qualification test applicable to REITs, based on a Revenue Ruling published in 1977 (the "Asset Issue"). RPS has requested that the IRS enter into a closing agreement with RPS that the Asset Issue will not impact RPS' status as a REIT. The IRS has deferred any action relating to the Asset Issue pending the further examination of RPS' 1991-1994 tax returns (the "RPS Audit," and together with the Asset Issue, the "RPS Tax Issues"). Based on developments in the law which occurred since 1977, RPS' tax counsel rendered an opinion that RPS' investment in Treasury Bill repurchase obligations would not adversely affect its REIT status. However, such opinion is not binding upon the IRS.

         In connection with the Spin-Off Transaction, the Trust assumed all tax liability arising out of the RPS Tax Issues (other than liability that relates to events occurring or actions taken by RPS following the date of the Transaction) pursuant to a tax agreement, dated May 10, 1996, by and between RPS and the Trust, which provides that RPS (now named Ramco-Gershenson Properties Trust) under the direction of its Continuing Trustees, and not the Trust, will control, conduct and effect the settlement of any tax claims against RPS relating to the RPS Tax Issues. Accordingly, the Trust does not have any control as to the timing of the resolution or disposition of any such claims and no assurance can be given that the resolution or disposition of any such claims will be on terms or conditions as favorable to the Trust as if they were resolved or disposed of by the Trust or that any such claims will be resolved within 18 months from the date of the Spin-Off Transaction. RPS and the Trust also have received an opinion from legal counsel that, to the extent there is a deficiency in RPS' taxable income arising out of the IRS examination and provided RPS timely makes a deficiency dividend (i.e. declares and pays a distribution which is permitted to relate back to the year for which each deficiency was determined to satisfy the requirement that a REIT distribute 95 percent of its taxable income), the classification of RPS as a REIT for the taxable years under examination would not be affected. If, notwithstanding the above-described opinions of legal counsel, the IRS successfully challenged the status of RPS as a REIT, the REIT status of the Trust could be adversely affected. Management estimates that this would have an effect of approximately $0 for 1996, $600,000 for 1995 and $400,000 for prior years which have not been provided in the financial statements of RPS or the Trust. Such amounts do not include potential penalties and interest. The possible effect on the Trust for subsequent periods could be significant depending on the taxable income of either RPS or the Trust in such periods. As of June 30, 1997, the Trust has not been required to perform its indemnity with respect to the RPS Tax Issues and Management is not aware of any determination of tax liability by the IRS against RPS.

6.       SUBSEQUENT EVENTS

         On July 1, 1997 the Trust received proceeds of approximately $1,045,000 from the sale of the 9 North Wabash Building.

ATLANTIC REALTY TRUST               FORM 10-Q                      JUNE 30, 1997
AND SUBSIDIARY



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

         The Trust's primary objective is to liquidate its assets in an 18-month period from the date of the Spin-Off Transaction while realizing the maximum values for such assets. Although the Trust considers its assumptions and estimates as to the values and timing of such liquidations to be reasonable, the period of time to liquidate the assets and distribute the proceeds of such assets is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Trust's control. There can be no assurance that the net values ultimately realized for such assets and costs actually incurred to liquidate such assets will not materially differ from the Trust's estimate.

         The Trust believes that cash and cash equivalents on hand, proceeds generated from the mortgage loan and real estate properties that continue to operate and from the eventual sale of such assets will be sufficient to support the Trust and meet its obligations. At June 30, 1997 the Trust had approximately $11,542,000 in cash and short term investments, which amount reflects a distribution of $1,389,006 to shareholders in January 1997.

         During the second quarter of 1997 the Trust received proceeds of approximately $5,284,000 in connection with the disposition of the Rector mortgage loan ($2,422,000) and the Copps Hill Plaza mortgage loan ($2,862,000). At June 30, 1997 the Trust owned one mortgage loan and the three retail properties discussed above. The Trust intends to reduce to cash equivalents the mortgage loan and real property portfolio in an orderly manner as soon as practicable and make a liquidating distribution or distributions to its shareholders, or merge or combine operations with another real estate entity.

ATLANTIC REALTY TRUST               FORM 10-Q                      JUNE 30, 1997
AND SUBSIDIARY


                           PART II - OTHER INFORMATION



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 9, 1997, at the 1997 annual meeting of shareholders of the Trust, shareholders voted with respect to the proposal to ratify the selection by the Trust's board of trustees of Deloitte & Touche LLP as the independent auditors of the Trust for the fiscal year commencing January 1, 1997. The number of votes for, against and abstaining from such vote were 2,852,161, 10,832 and 15,977, respectively.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS

         27.1 Financial Data Schedule

B. The registrant has not filed any reports on Form 8-K for the three month period ended June 30, 1997.

ATLANTIC REALTY TRUST               FORM 10-Q                      JUNE 30, 1997
AND SUBSIDIARY


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   ATLANTIC REALTY TRUST



Date: August 5, 1997                               /s/ Joel M. Pashcow
                                                   -------------------
                                                   Joel M. Pashcow
                                                   Chairman and President
                                                   (Principal Executive Officer)



Date: August 5, 1997                               /s/ Edwin R. Frankel
                                                   --------------------
                                                   Edwin R. Frankel
                                                   Executive Vice President,
                                                   Chief Financial Officer
                                                   and Secretary
                                                   (Principal Financial and
                                                   Accounting Officer)