Form 10-Q
period 1997-09-30
ATLANTIC REALTY TRUST
filed 1997-11-07
CIK 948975

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  X       No_____

Number of shares of beneficial interest ($.01 par value) of the Registrant outstanding as of October 31, 1997: 3,561,553.

ATLANTIC REALTY TRUST             FORM 10-Q                  SEPTEMBER 30, 1997
AND SUBSIDIARY


                                    I N D E X

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Trust's actual results in future periods to be materially different from any future performance suggested herein. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Trust's filings with the Securities and Exchange Commission.

Part I.  FINANCIAL INFORMATION                                                                 PAGE NO.
                                                                                               --------


Item 1. Financial Statements

      Consolidated Statements of Net Assets in Liquidation
      September 30, 1997 and December 31,1996 ................................................    3

      Consolidated Statements of Changes in Net Assets in Liquidation Periods
      July 1, 1997 through September 30, 1997, and January 1, 1997 through
      September 30,1997 ......................................................................    4

      Notes to Financial Statements ..........................................................    5

Item 2. Management's Discussion and Analysis of Financial Condition and Liquidation Activities    8

Part II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K .....................................................    9

ATLANTIC REALTY TRUST               FORM 10-Q                 SEPTEMBER 30, 1997
AND SUBSIDIARY


                      ATLANTIC REALTY TRUST AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (LIQUIDATION BASIS OF ACCOUNTING)

                                            September 30, 1997     December 31, 1996
                                            ------------------     -----------------
                  ASSETS
Investments in Real Estate ........            $39,700,000            $36,995,500
Mortgage Loans and Related Interest                     --              7,132,434
Cash and Short Term Investments ...             15,512,565              7,047,098
                                               -----------            -----------
      Total Assets ................            $55,212,565            $51,175,032
                                               ===========            ===========


                  LIABILITIES

Estimated Costs of Liquidation ....              1,525,625              2,170,262
Distribution Payable ..............                     --              1,389,006
                                               -----------            -----------
      Total Liabilities ...........            $ 1,525,625            $ 3,559,268
                                               -----------            -----------
Net Assets in Liquidation .........            $53,686,940            $47,615,764
                                               ===========            ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ATLANTIC REALTY TRUST               FORM 10-Q                 SEPTEMBER 30, 1997
AND SUBSIDIARY


                      ATLANTIC REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (LIQUIDATION BASIS OF ACCOUNTING)

                                                 For the Period         For the Period
                                                7/1/97 to 9/30/97      1/1/97 to 9/30/97
                                                -----------------      -----------------
Net Assets in Liquidation
  Beginning of Period .................            $50,643,234            $47,615,764
Adjustments to Reflect
  Liquidation Basis of Accounting .....              3,043,706              6,071,176
                                                   -----------            -----------
Net Assets in Liquidation End of Period            $53,686,940            $53,686,940
                                                   ===========            ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ATLANTIC REALTY TRUST               FORM 10-Q                 SEPTEMBER 30, 1997
AND SUBSIDIARY


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

      Pursuant to the terms of the Trust's Amended and Restated Declaration of Trust, the Trust was to continue for a period of 18 months from the date of the Spin-Off Transaction (November 10, 1997), subject to, among certain other things, satisfactory resolution of the RPS Tax Issues. Because the RPS Tax Issues have not yet been satisfactorily resolved, the Trust will continue its business past that date. The Trust cannot currently estimate the timing of the future satisfactory resolution of the RPS Tax Issues. Accordingly, the Trust will continue until there is a final determination of these issues. Consolidation

      The consolidated financial statements include the accounts of the Trust and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

ATLANTIC REALTY TRUST                FORM 10-Q                SEPTEMBER 30, 1997
AND SUBSIDIARY


                      ATLANTIC REALTY TRUST AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

2.    MORTGAGE LOANS AND RELATED INTEREST

(a) On June 9, 1997 the Trust received proceeds of approximately $2,422,000 from the repayment of the Rector mortgage loan. Previously in 1997, the Trust received $225,000 as a good faith deposit.

(b) On June 18, 1997 the Trust received approximately $2,862,000 from the sale of the Copps Hill Plaza mortgage loan.

(c) On August 29, 1997 the Trust received proceeds of approximately $1,889,500 from the repayment of the Mt. Morris Commons mortgage loan. Previously in 1997 the Trust received $125,000 as a good faith deposit.

3.    INVESTMENTS IN REAL ESTATE

                                                               ESTIMATED NET
                                                              REALIZABLE VALUE
PROPERTY                           LOCATION                      9/30/97(a)
--------                           --------                      ----------
Hylan Shopping Center .            Staten Island, NY            $35,850,000
Norgate Shopping Center            Indianapolis, IN               3,850,000
                                                                -----------
                                                                $39,700,000
                                                                ===========

-------------
(a) Includes estimated cash flows using a disposition period of 4 months. Realized values may differ depending on actual disposition results and time period.

(b) On July 1, 1997 the Trust received proceeds of approximately $1,045,000 from the sale of the 9 North Wabash Avenue Building.

4.    SHARES OUTSTANDING

      The weighted average number of common shares outstanding for the period ending September 30, 1997 was 3,561,553.

ATLANTIC REALTY TRUST                FORM 10-Q                SEPTEMBER 30, 1997
AND SUBSIDIARY

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

      In connection with the Spin-Off Transaction, the Trust assumed all tax liability arising out of the RPS Tax Issues (other than liability that relates to events occurring or actions taken by RPS following the date of the Transaction) pursuant to a tax agreement, dated May 10, 1996, by and between RPS and the Trust, which provides that RPS (now named Ramco-Gershenson Properties Trust) under the direction of its Continuing Trustees, and not the Trust, will control, conduct and effect the settlement of any tax claims against RPS relating to the RPS Tax Issues. Accordingly, the Trust does not have any control as to the timing of the resolution or disposition of any such claims and no assurance can be given that the resolution or disposition of any such claims will be on terms or conditions as favorable to the Trust as if they were resolved or disposed of by the Trust or that any such claims will be resolved within 18 months from the date of the Spin-Off Transaction. RPS and the Trust also have received an opinion from legal counsel that, to the extent there is a deficiency in RPS' taxable income arising out of the IRS examination and provided RPS timely makes a deficiency dividend (i.e. declares and pays a distribution which is permitted to relate back to the year for which each deficiency was determined to satisfy the requirement that a REIT distribute 95 percent of its taxable income), the classification of RPS as a REIT for the taxable years under examination would not be affected. If, notwithstanding the above-described opinions of legal counsel, the IRS successfully challenged the status of RPS as a REIT, the REIT status of the Trust could be adversely affected. Management estimates that this would have an effect of approximately $0 for 1996, $600,000 for 1995 and $400,000 for prior years which have not been provided in the financial statements of RPS or the Trust. Such amounts do not include potential penalties and interest. The possible effect on the Trust for subsequent periods could be significant depending on the taxable income of either RPS or the Trust in such periods. As of September 30, 1997, the Trust has not been required to perform its indemnity with respect to the RPS Tax Issues and Management is not aware of any determination of tax liability by the IRS against RPS.

ATLANTIC REALTY TRUST                FORM 10-Q                SEPTEMBER 30, 1997
AND SUBSIDIARY


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

      The Trust's primary objective has been to liquidate its assets in an 18-month period from the date of the Spin-Off Transaction while realizing the maximum values for such assets. Although the Trust considers its assumptions and estimates as to the values and timing of such liquidations to be reasonable, the period of time to liquidate the assets and distribute the proceeds of such assets is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Trust's control. There can be no assurance that the net values ultimately realized for such assets and costs actually incurred to liquidate such assets will not materially differ from the Trust's estimate.

      The Trust believes that cash and cash equivalents on hand, proceeds generated from the mortgage loans and real estate properties that continue to operate and from the eventual sale of such assets will be sufficient to support the Trust and meet its obligations. At September 30, 1997 the Trust had approximately $15,512,000 in cash and short term investments, which amount reflects a distribution of $1,389,006 to shareholders in January 1997.

      During the third quarter of 1997 the Trust received proceeds, in the aggregate of approximately $2,934,500 in connection with the disposition of the 9 North Wabash Building ($1,045,000) and the Mt. Morris Commons mortgage loan ($1,889,500).

      During the second quarter of 1997 the Trust received proceeds of approximately $5,284,000 in connection with the disposition of the Rector mortgage loan ($2,422,000) and the Copps Hill Plaza mortgage loan ($2,862,000). At September 30, 1997 the Trust owned two retail properties (Hylan Plaza Shopping Center and Norgate Shopping Center). The Trust intends to reduce to cash equivalents the real property portfolio in an orderly manner as soon as practicable and make a liquidating distribution or distributions to its shareholders, or merge or combine operations with another real estate entity.

ATLANTIC REALTY TRUST                FORM 10-Q                SEPTEMBER 30, 1997
AND SUBSIDIARY


                           PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no submission of matters to a vote of security holders during the three month period ended September 30, 1997.

ITEM 5 - OTHER INFORMATION

      Pursuant to the terms of the Trust's Amended and Restated Declaration of Trust, the Trust was to continue for a period of 18 months from the date of the Spin-Off Transaction (November 10, 1997), subject to, among certain other things, satisfactory resolution of the RPS Tax Issues. Because the RPS Tax Issues have not yet been satisfactorily resolved, the Trust will continue its business past that date. The Trust cannot currently estimate the timing of the future satisfactory resolution of the RPS Tax Issues. Accordingly, the Trust will continue until there is a final determination of these issues.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.    EXHIBITS

       3.1 Amended and Restated Declaration of Trust (filed as Exhibit 3.1 to Registration Statement on Form 10A/1, filed with the Commission on March 10, 1996, and incorporated herein by reference).

      27.1 Financial Data Schedule

B. The registrant has not filed any reports on Form 8-K for the three month period ended September 30, 1997.

ATLANTIC REALTY TRUST                FORM 10-Q                SEPTEMBER 30, 1997
AND SUBSIDIARY


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ATLANTIC REALTY TRUST



Date: November 7, 1997                    /s/ Joel M. Pashcow
                                          -------------------
                                          Joel M. Pashcow
                                          Chairman and President
                                          (Principal Executive Officer)



Date: November 7, 1997                    /s/ Edwin R. Frankel
                                          --------------------
                                          Edwin R. Frankel
                                          Executive Vice President,
                                          Chief Financial Officer
                                          and Secretary
                                          (Principal Financial and
                                          Accounting Officer)

                                     INDEX



Exhibit Number                    Description
--------------                    -----------

    3.1             Amended and Restated Declaration of Trust
                    (filed as Exhibit 3.1 to Registration
                    Statement on Form 10A/1, filed with the
                    Commission on March 10, 1996, and
                    incorporated herein by reference).


   27.1             Financial Data Schedule.