Form 10-K
period 1997-12-31
ATLANTIC REALTY TRUST
filed 1998-03-27
CIK 948975

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K

       [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the transition period from
                                ______ to ______

                         Commission file number 0-27562

                       ----------------------------------

                              ATLANTIC REALTY TRUST

             (Exact name of Registrant as specified in its charter)

                             ----------------------------------



           MARYLAND                                               13-3849655
          ---------                                               ----------
 (State or other jurisdiction of                                (IRS Employer
  incorporation or organization)                             Identification No.)





                      747 Third Avenue, New York, NY 10017
                      ------------------------------------
               (Address of principal executive offices)(Zip Code)

                                  212-702-8561
                                  ------------
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                      NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                   ON WHICH REGISTERED

Common Shares of Beneficial Interest,
$0.01 Par Value Per Share                             NASDAQ Small Cap Market
-------------------------                             -----------------------


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None
                                (TITLE OF CLASS)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate Market Value of the Shares of Beneficial Interest held by non-affiliates of the Registrant as of March 20, 1998: approximately $41,168,000.

Approximately 3,561,553 Shares of Beneficial Interest of the Registrant were outstanding as of March 20, 1998.


                                TABLE OF CONTENTS
PART I............................................................................................................1
   1. - Business..................................................................................................1
   2. - Properties................................................................................................5
   3. - Legal Proceedings.........................................................................................6
   4. - Submission of Matters to a Vote of Security Holders.......................................................6

PART II...........................................................................................................6
   5. - Market for Registrant's Common Equity and Related Stockholder Matters.....................................6
   6. - Selected Financial Data...................................................................................7
   7. - Management's Discussion and Analysis of Financial Condition and Liquidation Activities....................8
   7A.-Quantitative and Qualitative Disclosures About Market Risk................................................10
   8. - Financial Statements and Supplementary Data..............................................................10
   9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................10

PART III.........................................................................................................11
   10. - Directors and Executive Officers of the Registrant......................................................11
   11. - Executive Compensation..................................................................................13
   12. - Security Ownership of Certain Beneficial Owners and Management..........................................16
   13. - Certain Relationships and Related Transactions..........................................................16

PART IV..........................................................................................................18
   14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................................18

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

                                     PART I

Item 1.  Business

Atlantic Realty Trust (together with its subsidiary, the "Trust"), a Maryland real estate investment trust, was organized pursuant to a Declaration of Trust dated July 27, 1995 (as amended, the "Declaration of Trust"). The principal office of the Trust is located at 747 Third Avenue, New York, New York 10017.

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

Under the provisions of its Declaration of Trust, the Trust was to continue for a period of 18 months from May 10, 1996 (November 10, 1997), during which time it was to reduce to cash or cash equivalents the Trust Assets and either (i) make a liquidating distribution to its shareholders or (ii) agree to merge or combine operations with another real estate entity, in either case, as soon as practicable following the Distribution and within such 18-month period. Such 18-month period was subject to extension if (i) the Trust had not achieved its objective and the holders of at least two-thirds of the outstanding Shares approved the extension of such date or (ii) a contingent tax liability relating to RPS that has been assumed by the Trust had not been satisfactorily resolved. Because the RPS Tax Issues have not yet been satisfactorily resolved, the Trust has continued its business past November 10, 1997. The Trust cannot currently estimate the timing of the future satisfactory resolution of the RPS Tax Issues. Accordingly, the Trust will continue until there is a final determination of these issues. Upon obtaining a satisfactory resolution to the RPS Tax Issues (as defined below) and liquidating the Trust's remaining assets, any liquidating distribution effected by the Trust would be subject to the satisfaction of the Trust's liabilities to its creditors. In the event that at the end of this period, the Trust is unable to achieve its business objectives, the Trust's Trustees will appoint an independent third party to liquidate the Trust's remaining assets.

As a result of the Spin-Off Transaction, the Trust acquired the Trust Assets. The Trust Assets which have not been disposed of by the Trust are described below under "--Description of Trust Assets." The Trust's principal investment objective is to maximize shareholder value from the reduction of the Trust Assets to cash or cash equivalents. As part of its plan to reduce to cash or cash equivalents the Trust Assets, the Trust intends, among other things, to continue to (i) contact strategic buyers of the Trust's assets regarding possible portfolio sales transactions, and (ii) list the Trust's assets for sale with qualified real estate brokers. No assurance can be given, however, that such objective will be achieved. The Trust expects to continue to invest the net proceeds of such sales in short-term or temporary investments, such as certificates of deposit, pass-through mortgage-backed certificates, mortgage participation certificates and mortgaged-backed securities (or similar investment products), all or some of which investments may be guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. Unless otherwise approved by the shareholders, the Trust does not expect that it will make new permanent investments or raise additional capital. In addition, the Trust does not expect to acquire additional mortgage loans or properties.

In addition, the Trust expects that it will explore the possibility of merging or entering into a business combination with another real estate entity. The Trust expects that it will pursue such a transaction only if it represents an attractive alternative to the distribution to shareholders of the net proceeds from the orderly liquidation of the Trust Assets, as described above. The merger candidates that may be available to the Trust may be limited as a result of the amount of cash and the nature of the assets which the Trust will hold. Accordingly, there can be no assurance that the Trust will successfully merge or combine operations with another real estate entity. Because the Trust has adopted a policy not to re-invest sales proceeds in additional mortgage loans on real estate (except to the extent necessary to satisfy applicable REIT requirements), a merger or other business combination involving the Trust and another real estate entity may constitute a "roll-up transaction" under applicable securities laws. In such case, the Trust would be required to comply with the heightened disclosure rules as well as special rules relating to the proxy solicitation process and the listing of the securities of the surviving company on any exchange or the inclusion for quotation of such securities on Nasdaq. Application of the roll-up rules to a company merger or business combination could delay, defer or prevent such a transaction from occurring.

The Trust was organized for the purpose of qualifying as a real estate investment trust ("REIT") under sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Trust will elect to qualify as a REIT for the years ended December 31, 1996 and 1997 and intends to operate so as to continue to qualify as a REIT.

Description of Trust Assets

As of December 31, 1997, the Trust owned two (2) real properties, and held short-term investments in the principal amount of $14,750,000, consisting primarily of a certificate of deposit at a major New York bank.

Mortgage Loan and Real Property Investments

During the year ended December 31, 1997, the Trust received aggregate net proceeds of $7,523,500 from the prepayment of the balance of its mortgage loan portfolio. Additionally the Trust received proceeds of approximately $1,045,000 from the sale of the North Wabash Avenue Building.

The following table and notes thereto describe the Trust's equity investments in real properties at their estimated net realizable value as of December 31, 1997.

                                                                                                  Avg. Base
                                                               Approximate                         Rental
                                                               % of GLA         Approx. Base     Revenue/Leased
                                                                Leased as      Rental Revenue    Sq. Ft. As of    Estimated Net
                            Type of      Year       Total     of December 31, as of December 31,  December 31,     Realizable
      Property Name         Property     Acquired    GLA          1997             1997            1997 (1)          Value(2)
      -------------         --------     --------    ---          ----             ----            --------          --------

Hylan Plaza Shopping       Community         1996     349,000      98%          3,470,925            10.10         37,725,000
Center                     Center
Staten Island, NY

Norgate Shopping Center    Community         1994     208,000      70%            512,981             3.50          3,602,000 (3)
Indianapolis, IN           Center                                                                                  ----------

                                                                                                                   41,327,000
                                                                                                                   ==========

(1) The calculation of total average base rental revenue was determined by taking the total base revenue as of December 31, 1997 and dividing such amount by the occupied GLA.

(2) Includes estimated cash flows using disposition periods ranging from 3 months to 10 months. Realized values may differ depending on actual disposition results and time periods.

(3) This property was sold by the Trust on February 25, 1998 for $3,850,000 in cash.

Hylan Plaza Shopping Center. The Hylan Plaza Shopping Center is a one-story shopping center located in Staten Island, New York. The shopping center contains approximately 349,000 square feet of leasable space approximately 98% of which was leased and occupied as of December 31, 1997. Major tenants (i.e., tenants who accounted for 10% or more of the leasable space as of December 31, 1997) include K-Mart Corp., a department store chain ("K-Mart"), Supermarkets General Corp. d/b/a Pathmark, a supermarket chain ("Pathmark"), and the Toys "R" Us -- Nytex, Inc., a retail toy store chain ("Toys "R" Us"). These three tenants lease approximately 105,000, 55,000 and 42,000 square feet, respectively, which constitutes 30%, 16% and 12%, respectively, of the total leasable space. The K-Mart lease expires in January 2002 and provides for annual base rental payments of approximately $235,000; the Pathmark lease expires in January 2002 and provides for annual base rental payments of approximately $339,000; and the Toys "R" Us lease, which was due to expire in October 1995, was extended pursuant to the tenant's exercise of a renewal option and is due to expire in October 2005 and provides for annual base rental payments of approximately $90,000. The K-Mart lease contains three 5-year tenant renewal options; the Pathmark lease contains five 5-year tenant renewal options; and the Toys "R" Us lease contains one 10-year tenant renewal option. Leases for approximately 1,483 square feet expired on or prior to December 31, 1997 and such space is currently leased on a month to month basis, and leases for approximately 1,730 square feet are due to expire on or prior to December 31, 1998. The average base rent per square foot paid by tenants at such property as of December 31, 1997 excluding percentage rent and similar provisions was $10.10. The Trust believes the property is adequately covered by insurance. On May 31, 1996 the Trust's independent real estate appraisers appraised the value of the property at $27,300,000.

Norgate Shopping Center. The Norgate Shopping Center is a one-story shopping center located in Indianapolis, Indiana (Marion County). The shopping center contains approximately 208,000 square feet of leasable space, approximately 70% of which was leased and occupied as of December 31, 1997. Major tenants (i.e., tenants who accounted for 10% or more of the revenues at such property during the 12-month period ended December 31, 1997) are Kohl's Oakland, Inc., a department store retail chain ("Kohl's Oakland") and Consolidated Stores, Inc., a discount variety store retail chain ("Consolidated Stores"). These two tenants lease approximately 65,000 and 37,300 square feet, respectively, which constitutes 31% and 18%, respectively, of the total leasable space. The Kohl's Oakland lease expires in January 1999 and provides for annual base rental payments of approximately $211,000 and the Consolidated Stores lease is month to month and provides for rental payments of approximately $140,000 on an annualized basis. The Kohl's lease contains three 5-year tenant renewal options. In April of 1997 Kohl's vacated their space but continued to make rental payments under the lease through December 31, 1997. As of January 1, 1998 Kohl's discontinued to make rental payments under the lease. The Trust intends to pursue its remedies under the lease in order to recover rental payments due until the termination date. Leases for approximately 66,852 square feet expired on or prior to December 31, 1997 and such space is currently leased on a month-to-month basis. The average base rent per square foot paid by tenants at such property as of December 31, 1997 excluding percentage rent and similar provisions was $3.50. The Trust believes the property is adequately covered by insurance. On December 12, 1997, the Trust entered into a contract to sell the property for approximately $3,850,000 with Midland Realty LLC, an Indianapolis shopping center developer (the "Norgate Transaction"). The Trust closed the Norgate Transaction on February 25, 1998.

Qualification as a REIT

The Trust intends to qualify as a REIT for federal income tax purposes. If the Trust so qualifies, amounts paid by the Trust as distributions to its shareholders will not be subject to corporate income taxes. For any year in which the Trust does not meet the requirements for electing to be taxed as a REIT, it will be taxed as a corporation.

The requirements for qualification as a REIT are contained in Sections 856-860 of the Code and the regulations promulgated thereunder. The following discussion is a brief summary of some of those requirements. Such requirements include certain provisions relating to the nature of a REIT's assets, the sources of its income, the ownership of its stock, and the distribution of its income. Among other things, at the end of each fiscal quarter, at least 75% of the value of the total assets of the Company must consist of real estate assets (including interests in mortgage loans secured by real property and interests in other REITs, as well as cash, cash items and government securities) (the "75% Asset Test"). There are also certain limitations on the amount of other types of securities which can be held by a REIT. Additionally, at least 75% of the gross income of the Company for the taxable year must be derived from certain sources, which include "rents from real property," and interest secured by mortgages on real property. An additional 20% of the gross income of the Company must be derived from these same source or from dividends, interest from any source, or gains from the sale or other disposition of stock or securities or any combination of the foregoing. Furthermore, less than 30% of the annual gross income of a REIT must be derived from the sale or other distribution of real property or obligations secured by a mortgage on real property which has been held for less than four years (the "30% Income Test").

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

Tax Contingency

During the third quarter of 1994, RPS held more than 25% of the value of its gross assets in overnight Treasury Bill reverse repurchase transactions which the Internal Revenue Service ("IRS") may view as non-qualifying assets for the purposes of satisfying an asset qualification test applicable to REITs, based on a Revenue Ruling published in 1977 (the "Asset Issue"). RPS has requested that the IRS enter into a closing agreement with RPS that the Asset Issue will not impact RPS' status as a REIT. The IRS has deferred any action relating to the Asset Issue pending the further examination of RPS' 1991-1995 tax returns (the "RPS Audit," and together with the Asset Issue, the "RPS Tax Issues"). Based on developments in the law which occurred since 1977, RPS' tax counsel, Battle Fowler LLP, rendered an opinion that RPS' investment in Treasury Bill repurchase obligations would not adversely affect its REIT status. However, such opinion is not binding upon the IRS.

In connection with the Spin-Off Transaction, the Trust assumed all tax liability arising out of the RPS Tax Issues (other than liability that relates to events occurring or actions taken by RPS following the date of the Transaction) pursuant to a tax agreement, dated May 10, 1996, by and between RPS and the Trust, which provides that RPS (now named Ramco-Gershenson Properties Trust) under the direction of its Continuing Trustees, and not the Trust, will control, conduct and effect the settlement of any tax claims against RPS relating to the

RPS Tax Issues. Accordingly, the Trust does not have any control as to the timing of the resolution or disposition of any such claims and no assurance can be given that the resolution or disposition of any such claims will be on terms or conditions as favorable to the Trust as if they were resolved or disposed of by the Trust. RPS and the Trust also have received an opinion from Special Tax Counsel, Wolf, Block, Schorr and Solis-Cohen LLP, that, to the extent there is a deficiency in RPS' taxable income arising out of the IRS examination and provided RPS timely makes a deficiency dividend (i.e. declares and pays a distribution which is permitted to relate back to the year for which each deficiency was determined to satisfy the requirement that a REIT distribute 95 percent of its taxable income), the classification of RPS as a REIT for the taxable years under examination would not be affected. If, notwithstanding the above-described opinions of legal counsel, the IRS successfully challenged the status of RPS as a REIT, the REIT status of the Trust could be adversely affected. Management estimates that this would have an effect of approximately $415,000 for 1997, $0 for 1996, $600,000 for 1995 and $400,000 for 1994 for
state taxes in prior years as well as $145,000 for 1997 for federal taxes which have not been provided in the financial statements of RPS or the Trust. Such amounts do not include potential penalties and interest. The possible effect of the Trust for subsequent periods could be significant depending on the taxable income of either RPS or the Trust in such periods.

As of December 31, 1997, the Trust has not been required to perform its indemnity with respect to the RPS Tax Issues other than with respect to legal fees and expenses paid in connection with the IRS' ongoing examination. Although the agent conducting the examination has not issued his final examination report with respect to the RPS Tax Issues, RPS has received a preliminary draft of the examining agent's report and a copy of that draft report has been furnished by RPS to the Trust. Although the examining agent's draft report proposes to disallow RPS' status as a REIT for the taxable years 1991-1995 and to assess deficiencies in income tax, plus interest and penalties for such years, the Continuing Trustees are engaged in ongoing discussions with the examining agent and his supervisors with regard to the positions set forth in the draft report. Special Tax Counsel (defined above) has reviewed the examining agent's draft report and the positions set forth therein. One of the positions, dealing with the failure of RPS to send certain shareholder demand letters, is the subject of a Closing Agreement previously entered into by RPS and the IRS pursuant to which the IRS agreed that the status of RPS as a REIT will not be lost solely because of its failure to satisfy certain shareholder demand notice requirements for RPS' taxable years 1988-1992. Another position, the acquisitions of assets by RPS that could be viewed as non-qualifying assets for REIT purposes, has been addressed in the opinion letter of counsel referred to above. Finally, the agent has proposed to disallow the deductions for bad debts and certain other items claimed by RPS in the years under examination. In reaching his conclusion with respect to the deduction for bad debts, the examining agent has disregarded transactions with third parties involving either the loans, or the subject properties, in which the values of the assets corresponded to the values used by RPS in determining its bad debt deductions. Special Tax Counsel, referred to above, has advised that, to the extent that there is a deficiency in RPS' taxable income arising out of the RPS Audit and provided that RPS makes a timely deficiency dividend distribution, the classification of RPS as a REIT for the taxable years under examination should not be affected adversely. There can be no assurance that the examining agent will not issue the proposed report in the form previously delivered to RPS (or another form). Issuance of the revenue agent's report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in the RPS tax liability for the years at issue and any adverse determination by the examining agent is subject to administrative appeal within the IRS and, thereafter to judicial review. If the examining agent were to issue his report in its current form and if the determinations made in the draft report were sustained following the exhaustion by RPS of its rights to contest such IRS determination, the Trust's indemnification liability to RPS could be substantial and could exceed the assets of the Trust.

Item 2.   Properties

The Trust leases approximately 4,800 square feet of office space at 747 Third Avenue, New York, New York at an annual base rent of approximately $172,000. This lease will expire on October 31, 1998. The Trust has an option to extend the term of the lease for an additional six months upon written notice on or prior to June 30, 1998, which option the Trust intends to exercise unless the RPS Tax Issues are satisfactorily resolved. In addition, the Trust owns the properties described under Item 1.

Item 3.  Legal Proceedings

There are no material pending legal proceedings other than ordinary routine litigation incidental to the business (including without limitation, foreclosure proceedings), against or involving the Trust or its properties.

Item 4.  Submission of Matters to a Vote of Security Holders

The Trust did not submit any matter to a vote of its shareholders during the fourth quarter of 1997.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) Market Information

The Shares of the Trust have been included for quotation on the Nasdaq Small Cap Market under the symbol ATLRS since May 10, 1996. Set forth below is the range of high and low bid prices for the shares for each of the quarters during the period from May 10, 1996 through December 31, 1997.




                                                                                   High                Low
                                                                                   ---                 ---

Inception (May 10, 1996) through June 30, 1996                                           9.000                7.500

Third Quarter 1996                                                                       9.500                8.375

Fourth Quarter 1996                                                                     10.875                9.250

First Quarter 1997                                                                      11.750               10.125

Second Quarter 1997                                                                     12.000               10.500

Third Quarter 1997                                                                      12.500               11.750

Fourth Quarter 1997                                                                     12.750               11.875

(b) Approximate Number of Equity Security Holders


                                                         Approximate Number
                                                          of Record Holders
Title of Class                                        (As of February 3, 1998)
--------------                                        ------------------------

Shares of Beneficial Interest
$.01 Par Value                                                  3,549

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

The Trust declared the following cash distributions to shareholders for the year ended December 31, 1996:


              Record Date                            Distribution                          Payment Date
              -----------                            ------------                          ------------
           December 26, 1996                        $.39 per share                       January 21, 1997

The Trust did not pay a distribution for the year ended December 31, 1997.

Item 6.  Selected Financial Data

The following tables set forth certain selected historical information for the Trust and for the Net Assets to be transferred to the Trust. The financial information should be read in conjunction with the financial statements and notes thereto included herein.

ATLANTIC REALTY TRUST                                       12/31/97             12/31/96             5/10/96
Statement of Net Assets
in Liquidation Data:
         Total Assets                                         $ 56,962,910        $ 51,175,032         $ 54,445,060
         Total Liabilities                                       2,914,206           3,559,268            9,580,845
         Net Assets in Liquidation                              54,048,704          47,615,764           44,864,215

Statement of Changes in
Net Assets in Liquidation Data:
Increase (Decrease)
         Assets Transferred to the Trust
         Adjustments for RPS Transaction
         Distributions Payable                                        -             (1,389,006)

Adjustments to Reflect Liquidation
Basis of Accounting                                              6,432,940           4,140,555
Net Change in net assets in Liquidation                          6,432,940           2,751,549


Net Assets To Be Transferred to Atlantic Realty Trust


                              For the
                              period
                              1/1/96-
                              5/10/96            1995               1994              1993

Total Revenues                $ 1,255,607          4,573,011         4,423,519         5,488,801

Total Assets                   51,297,578         54,230,032        56,087,512        55,616,772

Income (Loss)                     595,587        (1,682,764)           722,058           435,891

Item 7. Management's Discussion and Analysis of Financial Condition and Liquidation Activities

Capital Resources And Liquidity - Atlantic Realty Trust

Upon consummation of the Spin-Off Transaction, the Trust owned seven mortgage loans and three retail properties (Hylan Plaza Shopping Center, located in Staten Island, New York, Norgate Shopping Center located in Indianapolis, Indiana and 9 North Wabash Avenue Building, located in Chicago, Illinois), as well as cash and certain other assets, which include furniture, fixtures and equipment, formerly held by RPS. In addition, upon consummation of the Spin-Off Transaction, the Trust assumed the repayment obligation in respect of $5,550,000 in indebtedness from RPS. This indebtedness was evidenced by a promissory note which bore interest at a rate of 8.25% and matured on November 9, 1997 (the "Promissory Note"). The Promissory Note was secured by a collateral assignment of the Trust's interest in the Hylan Shopping Center. On July 10, 1996, the Trust repaid $3,500,000 of the principal balance of the Promissory Note. On December 16, 1996 the Trust prepaid the remaining balance of $2,050,000. The Trust does not intend to make new loans or actively engage in either the mortgage lending or the property acquisition business.

The Trust's primary objective has been to liquidate its assets in an eighteen month period from the date of the Spin-Off Transaction while realizing the maximum values for such assets; however because the RPS Tax Issues have not been satisfactorily resolved, the Trust has continued its business beyond such period. Although the Trust considers its assumptions and estimates as to the values and timing of such liquidations to be reasonable, the period of time to liquidate the assets and distribute the proceeds of such assets is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Trust's control. There can be no assurance that the net values ultimately realized and costs actually incurred for such assets will not materially differ from the Trust's estimate.

The Trust believes that cash and cash equivalents on hand, proceeds generated from the real estate properties that continue to operate and from the eventual sale of such assets will be sufficient to support the Trust and meets its obligations. As of December 31, 1997 the Trust had approximately $15,635,000 in cash and short term investments.

During the third quarter of 1997, the Trust received proceeds in the aggregate of approximately $2,934,500 in connection with the disposition of the 9 North Wabash Building ($1,045,000) and the Mt. Morris Commons mortgage loan ($1,889,500).

During the second quarter of 1997, the Trust received proceeds of approximately $5,284,000 in connection with the disposition of the Rector mortgage loan ($2,422,000) and the Copps Hill Plaza mortgage loan ($2,862,000). At December 31, 1997 the Trust owned two retail properties, Hylan Plaza Shopping Center and Norgate Shopping Center, which was sold by the Trust on February 25, 1998.

During the period ended December 31, 1996, the Trust received proceeds of approximately $8,715,000 from the prepayment of four mortgage loans. At December 31, 1996, the Trust owned three mortgage loans and the three retail properties discussed above. As of December 31, 1997, the Trust had disposed of all of its mortgage loans. The Trust intends to reduce to cash or cash equivalents the real property portfolio in an orderly manner as soon as practicable and make a liquidating distribution or distributions to its shareholders, or merge or combine operations with another real estate entity.

Because the original plans of the Trust contemplated liquidation or disposition of the Trust within eighteen months from May 10, 1996, the Trust did not consider what impact, if any, the year 2000 will have on its operations. Due to the extension of the Trust's existence, the Trust is beginning to consider such issues.

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

Results Of Operations

         Period from January 1, 1996 to May 10, 1996 Compared to Period From January 1, 1995 to May 10, 1995

         Interest income on mortgage loans for the period ended May 10, 1996 decreased by approximately $192,799 or 16% as compared to the period ended May 10, 1995. During the 1995 period, the Trust received contingent interest of $43,862 as compared to none during the comparable 1996 period. The Trust also received $19,166 in extension fee income during the 1995 period. For the period of 1996 the Trust received rental income of $241,502 as compared to $369,755 for the 1995 period or a reduction of $128,253 or 35%. This is the result of the tenant at the 9 No. Wabash property vacating at the end of 1995.

         During the period ended May 10, 1995, the Trust provided additional allowance for possible loan losses of $3,000,000 based on an offer for the sale of the Hylan Mortgage received in the first quarter of 1995 which was $3,000,000 less than the Trust's net carrying amount of the loan at such date. During the period ending May 10, 1996, the Trust recognized a loss of $128,866 as a result of the disposition of the Simmons Mortgage loan. General and administrative expenses amounted to $321,197 for the period ended May 10, 1996. This reflects the use of a weighted average of approximately 30% during the period ended May 10, 1996 for the purpose of allocating expenses between the Trust and RPS.

Calendar Year 1995 Compared To Calendar Year 1994

         Total revenues before rental income during 1995 increased $22,411 or .6% from the 1994 year. During 1995, the Trust received contingent interest of
$43.862 as compared to $41,836 during the comparable 1994 period.
The Trust also received $19,166 in extension fee income during 1995.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

See pages F-1 through F-17, which are included herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The Trust's Board of Trustees are composed of eight Trustees, each of whom will serve until the respective successors are elected and qualified.

The trustees and executive officers of the Trust are as follows:

Name                                 Age       Offices and Positions


Joel M. Pashcow.........                55     Chairman and President of the Trust effective as of February 29,
                                               1996.  He has been a member of the Bar of the State of New York since 1968.  Chairman of RPS from inception (December 1988) through
                                               May 1996.  He is a graduate of Cornell University and the Harvard
                                               Law School.  Mr. Pashcow is also a trustee of Ramco-Gershenson
                                               Properties Trust and Chairman of its Executive Committee (formerly named
                                               RPS Realty Trust).

Herbert Liechtung.......                67     Private investor.  President of RPS until February 1996.
                                               Mr. Liechtung is also a trustee of Ramco-Gershenson
                                               Properties Trust (formerly named RPS Realty Trust).

Edwin J. Glickman........               65     Private investor.  Executive Vice President of Capital Lease
                                               Funding Corp. from January 1995 to December 1997, which is a company engaged in commercial real estate lending.  Prior to that,
                                               Mr. Glickman was President of the Glickman Organization, Inc.
                                               (Glickman) from January 1992 to December 1994.  Glickman conducted real estate investment consulting services and real estate financial services, including mortgage brokerage, arranging joint ventures and equity financing.  Prior to that, Mr. Glickman was
                                               Chairman of the Executive Committee of Schoenfeld Glickman Maloy
                                               Inc. from May 1989, which is a company that conducted real estate financial services, including mortgage brokerage, arranging joint ventures and equity financing.  Also served successively as
                                               Executive Vice President, President and Vice Chairman of Sybedon
                                               Corporation from 1977 to 1993, which is a company that conducted real estate financial services, including mortgage brokerage, arranging joint ventures and equity financing.  In all positions,
                                               Mr. Glickman has been engaged in real estate financial services, including mortgage brokerage, arranging joint ventures and equity financing.

Stephen R. Blank..........              52     Managing Director of CIBC Oppenheimer Corp. ("Oppenheimer") since
                                               November 1, 1993.  Prior to joining Oppenheimer, Mr. Blank was a
                                               Managing Director, Real Estate Corporate Finance, of Cushman &
                                               Wakefield, Inc. for four years.  Prior to that, Mr. Blank was associated for ten years with Kidder, Peabody & Co. Incorporated as a Managing Director of the firm's Real Estate Group.  Mr. Blank graduated from Syracuse University in 1967 and was awarded a
                                               Masters Degree in Business Administration (Finance Concentration)
                                               by Adelphi University in 1971.  He is a member of the Urban Land
                                               Institute and the American Society of Real Estate Counselors.  He
                                               has lectured before the Practising Law Institute, the New York
                                               University Real Estate Institute, the Urban Land Institute and the
                                               International Council of Shopping Centers.  He is a Trustee of the
                                               Crohn's & Colitis Foundation of America, Inc. Trustee of RPS since
                                               1990.  Mr. Blank is also a trustee of Ramco-Gershenson Properties
                                               Trust (formerly named RPS Realty Trust).

Edward Blumenfeld.......                57     A principal of Blumenfeld Development Group, Ltd, a real estate development firm principally engaged in the development of commercial properties since 1978.

Samuel M. Eisenstat......               58     Engaged in the private practice of law for more than five years.
                                               Mr. Eisenstat serves as a director of various mutual funds managed by Sun America Asset Management and of the North European Oil
                                               Royalty Trust.  Mr. Eisenstat received a B.S. degree from New York
                                               University School of Commerce in 1961 and graduated from New York
                                               University School of Law.

Arthur H. Goldberg.......               55     President of Manhattan Associates, LLC, a merchant and investment banking firm since February 1994.  Prior to that, Mr. Goldberg was
                                               Chairman of Reich & Company, Inc. formerly, Vantage Services,
                                               Inc.), a securities brokerage and investment brokerage firm from
                                               January 1990 to December 1993.  Mr. Goldberg was employed by
                                               Integrated Resources, Inc. from its inception in December 1968, as
                                               President and Chief Operating Officer from May 1973 and as Chief
                                               Executive Officer from February 1989 until January 1990.  On
                                               February 13, 1990, Integrated Resources, Inc. filed a voluntary petition for reorganization under Chapter 11 of the United States
                                               Bankruptcy Code.  Mr. Goldberg has been a member of the Bar of the
                                               State of New York since 1967.  He is a graduate of New York
                                               University School of Commerce and its School of Law.  Trustee of
                                               RPS since 1988.  Mr. Goldberg is also a trustee of Ramco-Gershenson
                                               Properties Trust (formerly named RPS Realty Trust).

William A. Rosoff........               54     Vice-Chairman of Advanta Corporation, a financial services company, since January 1996.  Prior thereto, Mr. Rosoff was associated with the law firm of Wolf, Block, Schorr and Solis-Cohen since 1969, a partner since 1975.  Mr. Rosoff is a past chairman of that firm's
                                               Executive Committee and is a past chairman of its tax department.
                                               Mr. Rosoff serves on the Legal Activities Policy Board of Tax



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

                                               Mr. Rosoff serves as a member of the Board of Directors of the
                                               Philadelphia Chapter of the American Jewish Congress and is a
                                               member of the Board of Regents of the Philadelphia chapter of the
                                               American Society for Technion.  Mr. Rosoff earned a B.S. degree with honors from Temple University in 1964, and earned an L.L.B.
                                               magna cum laude from the University of Pennsylvania Law School in
                                               1967.

                                        52     Since the inception of the Trust, Mr. Frankel has served as its
                                               Executive Vice President, Chief Financial Officer, Secretary and
Edwin R. Frankel.........                      Principal Financial and Accounting Officer.  Prior to such time,
                                               Mr. Frankel was employed by RPS since its inception; and since 1992 as its Senior Vice President and Treasurer.

The Audit Committee, established on October 22, 1997, consists of two trustees, Messrs. Blank and Goldberg. The Audit Committee meets with management and the Trust's independent accountants to determine the adequacy of internal controls and other financial reporting matters. In addition, the Disposition Committee, established in July 1996, consists of three trustees, Messrs. Blumenfeld, Glickman and Blank. The Disposition Committee works with management in connection with the orderly disposition of the Trust's assets.

Item 11.  Executive Compensation

Executive Officers

Mr. Pashcow receives no cash compensation for serving as an executive officer of the Trust. Mr. Frankel receives compensation of approximately $79,000 per annum based on working two days per week, plus an additional amount on a per diem basis at the same daily rate, for any additional time spent working on Trust matters.


                           SUMMARY COMPENSATION TABLE
                                                                                             Long Term Compensation
                                              Annual Compensation
                                                                   Awards                                      Payouts
Name and                                      Other Annual         Restricted Stock   Securities Underlying    LTIP Payouts
Principal        Year   Salary     Bonus ($)  Compensation ($)     Awards($)          Options/SARs ($)         ($)
Position                ($)
Edwin R.         1996   54,067     --         --                   --                 --                       --
Frankel*
Executive Vice
President,
Chief
Financial
Officer and
Secretary
                 1997   100,672**             7,122



*  No other executive officer received compensation in excess of $100,000.
** Compensation is $79,040 per annum based on working two days per week, plus an additional amount on a per diem basis at the same daily rate, for any additional time spent working on Trust matters.

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

During 1997, Messrs. Edwin Glickman and Edward Blumenfeld each received fees of $56,250 in connection with services they provided to the Trust as members of the Disposition Committee. During 1996, Mr. Glickman received fees of $80,000 and Mr. Blumenfeld received fees of $45,000, in each case, in connection with services provided to the Trust as members of the Disposition Committee.

                               [PERFORMANCE GRAPH]

Relative Price Performance
Prices Indexed to 100
May 1996 - December 1997


                         Atlantic Realty Trust    Equity REIT Index     Mortgage REIT Index          S&P 500

May-96                            100.00                  100.00                100.00                 100.00

Jun-96                            103.08                  100.16                102.44                 100.23

Jul-96                            104.62                  100.02                103.53                  95.64

Aug-96                            113.85                  103.20                109.03                  97.44

Sep-96                            115.38                  104.76                111.05                 102.72

Oct-96                            116.92                  107.11                117.28                 105.40

Nov-96                            121.54                  111.08                122.26                 113.14

Dec-96                            124.62                  124.66                127.76                 110.70

Jan-97                            133.08                  122.72                132.43                 117.49

Feb-97                            130.77                  121.73                136.22                 118.19

Mar-97                            133.08                  121.13                121.69                 113.15

Apr-97                            135.38                  116.48                126.21                 119.76

May-97                            141.54                  119.76                134.61                 126.78

Jun-97                            144.62                  125.13                138.87                 132.28

Jul-97                            144.62                  128.22                142.03                 142.62

Aug-97                            146.15                  127.20                140.58                 134.43

Sep-97                            146.15                  138.18                139.02                 141.57

Oct-97                            147.69                  133.58                133.47                 136.69

Nov-97                            154.62                  135.72                131.08                 142.78

Dec-97                            149.23                  138.35                124.18                 145.03

Note: Atlantic Realty Trust and S&P 500 data is sourced to Factset Database and the REIT indexes are sourced to NAREIT.

SOURCE: FACTSET SECURITY PRICE HISTORY REPORT, IDD INFORMATION SERVICES, AND NAREIT


Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 5, 1998, each of the following persons were known by the Trust to be the beneficial owners of more than five percent of the Shares of the Trust.

                                                                  AMOUNT AND NATURE OF
                                                                  BENEFICIAL OWNERSHIP
                               NAME AND ADDRESS OF BENEFICIAL
      TITLE OF CLASS                       OWNER                                              PERCENT OF CLASS

Shares of beneficial         Private Management Group, Inc.,            541,236(1)                 15.2%
interest                     an investment advisor in a
$.01 par value               fiduciary capacity
                             20 Corporate Park, Suite 400
                             Irvine, CA 92606

Shares of beneficial         Kimco Realty Corporation                   314,098(2)                  8.8%
interest                     3333 New Hyde Park Rd.
$.01 par value               New Hyde Park, NY 11042

Shares of beneficial         Milton Cooper                             496,979(3)                   14.0%
interest                     c/o Kimco Realty Corporation
$.01 par value               3333 New Hyde Park Rd.
                             New Hyde Park, NY 11042

Shares of beneficial         Corbyn Investment Management,             304,480(4)                   8.5%
interest                     Inc. et al.
$.01 par value               Suite 108
                             2330 W. Joppa Road
                             Lutherville, MD  21093


1 Based upon Schedule 13G/A filing with the Securities and Exchange Commission, filed on 1/15/98.
2 Based upon Schedule 13D/A filing with the Securities and Exchange Commission, filed on 6/11/97.
3 Based upon a Schedule 13D/A filing with the Securities and Exchange Commission, filed on 6/11/97, and information provided to the Trust by Kimco Realty
     Corporation. Includes 29,824 shares owned by Mr. Cooper, which are beneficially owned with sole voting and disposition power, and 464,028 shares for which Kimco Realty Services, Inc. has shared voting and disposition power.
4 Based upon Schedule 13G filing with the Securities and Exchange Commission, filed on 1/8/98. Includes 271,496 shares owned by Greenspring Fund, Inc., which are beneficially owned with sole voting and disposition power, and 32,984 shares owned by Corbyn Investment Management, Inc., which are beneficially owned with sole voting and disposition power.

Item 13.  Certain Relationships and Related Transactions

Set forth below is information as to the Shares beneficially owned as of March 10, 1997 by each of the Trustees, each of the executive officers included in the Summary Compensation Table set forth in Item 11 and all Trustees and executive officers as a group, based on information furnished by each Trustee and executive officer.

Name of Trustee/                                           Shares Owned
Executive Officer                                          Beneficially(1)               Percent of Class
----------------                                           --------------                ----------------

Joel M. Pashcow.....................................            94,154(2)                     2.62%

Herbert Liechtung...................................            11,906(3)                       *

Arthur H. Goldberg..................................            24,487(4)                       *

William A. Rosoff...................................               125(5)                       *

Stephen R. Blank....................................               981(6)                       *

Edward Blumenfeld...................................               125                          *

Samuel M. Eisenstat.................................             1,125(7)                       *

Edwin J. Glickman...................................                   0                        *

Edwin R. Frankel....................................                   0                        *



All Trustees and                                                  130,903                     3.68%
      Executive Officers as a group (9 persons)

---------------------

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements, Schedules and Exhibits

(a)(1)            Financial Statements
                  See pages F-1 through F-17, which are included herein.

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


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                             Page
                                                                                                             ----


Financial Statements - Atlantic Realty Trust and Subsidiary (Liquidation Basis)

   Independent Auditors' Report...........................................................................    F-2
   Consolidated Statements of Net Assets in Liquidation at December 31, 1997 and 1996.....................    F-3
   Consolidated Statements of Changes in Net Assets in Liquidation for the Year Ended
     December 31, 1997 and the Period May 11, 1996 through December 31, 1996..............................    F-4
   Notes to Consolidated Financial Statements...............................................................  F-5


Financial Statements - Net Assets to be Transferred to Atlantic Realty Trust
   (Going Concern Basis)

   Independent Auditors' Report...........................................................................    F-9
   Combined Statements of Operations for the Period January 1, 1996 through
     May 10, 1996 (Date of Transfer) and for the Year Ended December 31, 1995.............................    F-10
   Combined Statement of Shareholders' Equity for the Period January 1, 1996
     through May 10, 1996 (Date of Transfer) and for the Year Ended December 31, 1995.....................    F-11
   Combined Statement of Cash Flows for the Period January 1, 1996 through
     May 10, 1996 (Date of Transfer) and for the Year Ended December 31, 1995.............................    F-12
   Notes to Combined Financial Statements for the Period January 1, 1996 through
     May 10, 1996 (Date of Transfer) and for the Year Ended December 31, 1995.............................    F-13

                          INDEPENDENT AUDITORS' REPORT


To the Board of Trustees of
  ATLANTIC REALTY TRUST

               We have audited the accompanying consolidated statements of net assets in liquidation of Atlantic Realty Trust and subsidiaries (the "Trust") at December 31, 1997 and 1996, and the related consolidated statements of changes in net assets in liquidation for the year ended December 31, 1997 and the period May 11, 1996 through December 31, 1996. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

               In our opinion, such consolidated financial statements present fairly, in all material respects, the net assets in liquidation of the Trust at December 31, 1997 and 1996 and the changes in its net assets in liquidation for the year ended December 31, 1997 and the period May 11, 1996 through December 31, 1996 in conformity with generally accepted accounting principles on the basis described in the preceding paragraph.




/s/ Deloitte & Touche LLP
New York, New York
March 4, 1998


                      ATLANTIC REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)

                                                                  December 31, 1997                 December 31, 1996
                                                                  -----------------                 -----------------

ASSETS:

Investments in real estate................................         $    41,327,000                   $    36,995,500
Mortgage loans and related interest.......................                   -                             7,132,434
Cash and short-term investments...........................              15,635,910                         7,047,098
                                                                   ---------------                   ---------------
     Total assets.........................................              56,962,910                        51,175,032
                                                                   ---------------                   ---------------

LIABILITIES:

Estimated costs of liquidation............................               2,914,206                         2,170,262
Distribution payable......................................                   -                             1,389,006
                                                                   ---------------                   ---------------
     Total liabilities....................................               2,914,206                         3,559,268
                                                                   ---------------                   ---------------
Net assets in liquidation.................................         $    54,048,704                   $    47,615,764
                                                                   ===============                   ===============

                 See notes to consolidated financial statements.

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)


                                                                                                     For the Period
                                                                         For the Year Ended          May 11, 1996 to
                                                                            December 31,              December 31,
                                                                                1997                      1996
                                                                      -----------------------      -----------------

Net assets in liquidation, beginning of period.......................     $   47,615,764            $    44,864,215
Distributions payable................................................              -                     (1,389,006)
Adjustments to reflect liquidation basis of accounting...............          6,432,940                  4,140,555
                                                                          --------------            ---------------
Net assets in liquidation...........................................      $   54,048,704            $    47,615,764
                                                                          ==============            ===============






                 See notes to consolidated financial statements.

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Liquidation Basis of Accounting)

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

    Liquidation Basis of Accounting - As a result of the Spin-Off Transaction, the Trust has adopted the liquidation basis of accounting. The liquidation basis of accounting is appropriate when liquidation appears imminent and the Trust is no longer viewed as a going concern. Under this method of accounting, assets are stated at their estimated net realizable values and liabilities are stated at the anticipated settlement amounts.

    The valuations presented in the accompanying Statements of Net Assets in Liquidation represent the estimates at the dates shown, based on current facts and circumstances, of the estimated net realizable value of assets and estimated costs of liquidating the Trust. In determining the net realizable values of the assets, the Trust considered each asset's ability to generate future cash flows, offers to purchase received from third parties, if any, and other general market information. Such information was considered in conjunction with operating the Trust's plan for disposition of assets. The estimated costs of liquidation represent the estimated cost of operating the Trust through its anticipated termination. These costs primarily include payroll, consulting and related costs, rent, shareholder relations, legal and auditing. Computations of net realizable value necessitate the use of certain assumptions and estimates. Future events, including economic conditions that relate to real estate markets in general, may differ from those assumed or estimated at the time such computations are made. Because of inherent uncertainty of valuation when an entity is in liquidation, the amounts ultimately realized from assets disposed and costs incurred to settle liabilities may materially differ from amounts presented.

    Pursuant to the terms of the Trust's Amended and Restated Declaration of Trust, the Trust was to continue for a period of 18 months from the date of the Spin-Off Transaction, subject to, among certain other things, satisfactory resolution of the RPS Tax Issues (See Note 6). Because the RPS Tax Issues have not yet been satisfactorily resolved, the Trust will continue its business past that date. The Trust cannot currently estimate the timing of the future satisfactory resolution of the RPS Tax Issues. Accordingly, the Trust will continue until there is a final determination of these issues.

    Consolidation - The consolidated financial statements include the accounts of the Trust and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.  Mortgage Loans and Related Interest



                                                                                                             Estimated Net
                                                                                                            Realized value
                             Current            Average          Maturity                   December 31,      December 31,
Description                   Type               Rate            Accrued          Date          1997           1996
-----------                  -------            --------        ----------     ---------    -----------       ------------

Mt. Morris Commons (c)     Shopping Ctr.         10.50%          2.00%         June-99      $    -            $ 2,000,000
Copps Hill Plaza (b)       Shopping Ctr           6.00%          0.50%         Jul- 96           -              2,506,398
Rector (a)                 Office Bldg.           0.00%          6.00%         Mar- 04           -              2,626,036
                                                                                            -----------       -----------

                                                                                                 -            $ 7,132,434
                                                                                            ===========       ===========

(a) On June 9, 1997, the Trust received proceeds of approximately $2,422,000 from the repayment of the Rector mortgage loan. Previously in 1997, the Trust received $275,000 as a good faith deposit.

(b) On June 18, 1997, the Trust received approximately $2,862,000 from the sale of the Copps Hill Plaza mortgage loan.

(c) On August 29, 1997, the Trust received proceeds of approximately $1,889,500 from the repayment of the Mt. Morris Commons mortgage loan. Previously in 1997 the Trust received $125,000 as a good faith deposit.

3.  Investments in Real Estate


                                                                                         Estimated Net
                                                                                        Realized Value
                                                                             December 31,              December 31,
Property                            Location                                     1997                      1996
                                                                             -------------             ------------
Hylan Shopping Center               Staten Island, NY                      $   37,725,000            $    31,137,500
Norgate Shopping Center             Indianapolis, IN                            3,602,000                  4,780,000
9 North Wabash Building             Chicago, IL                                   -                        1,078,000
                                                                           --------------            ---------------
                                                                           $   41,327,000            $    36,995,500
                                                                           ==============            ===============

(a) Includes estimated cash flows using disposition periods ranging from 3 months to 10 months. Realized values may differ depending on actual disposition results and time periods.

(b) On July 1, 1997, the Trust received net proceeds of $1,045,000 for the sale of the 9 North Wabash Building.

4.  Shares Outstanding

    The weighted average number of common shares outstanding for the periods ended December 31, 1997 and 1996 was 3,561,553.

5.  Short-Term Investments

    Short-term investments at December 31, 1997 and 1996 consist primarily of Certificates of Deposit at a major New York bank of $14,750,000 and $5,500,000, respectively, bearing interest at a fixed rate of 5.00% and 4.65%, respectively.

6.  Income Taxes

    Even though the Trust will not be subject to income taxes as discussed in
Note 1, since the Trust is a public enterprise it is required to reconcile the net difference between the assets and liabilities for tax purposes and financial reporting, in accordance with the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes," such amounts net differences are not materially different.

    During the third quarter of 1994, RPS held more than 25% of the value of its gross assets in overnight Treasury Bill reverse repurchase transactions which the Internal Revenue Service ("IRS") may view as nonqualifying assets for the purposes of satisfying an asset qualification test applicable to REITs, based on a Revenue Ruling published in 1977 (the "Asset Issue"). RPS has requested that the IRS enter into a closing agreement with RPS that the Asset Issue will not impact RPS' status as a REIT. The IRS has deferred any action relating to the Asset Issue pending the further examination of RPS' 1991-1995 tax returns (the "RPS Audit," and together with the Asset Issue, the "RPS Tax Issues"). Based on developments in the law which occurred since 1977, RPS' tax counsel, Battle Fowler LLP, rendered an opinion that RPS' investment in Treasury Bill repurchase obligations would not adversely affect its REIT status. However, such opinion is not binding upon the IRS.

    In connection with the Spin-Off Transaction, the Trust assumed all tax liability arising out of the RPS Tax Issues (other than liability that relates to events occurring or actions taken by RPS following the date of the Transaction) pursuant to a tax agreement, dated May 10, 1996, by and between RPS and the Trust, which provides that RPS (now named Ramco-Gershenson Properties Trust) under the direction of its Continuing Trustees, and not the Trust, will control, conduct and effect the settlement of any tax claims against RPS relating to the RPS Tax Issues. Accordingly, the Trust does not have any control as to the timing of the resolution or disposition of any such claims and no assurance can be given that the resolution or disposition of any such claims will be on terms or conditions as favorable to the Trust as if they were resolved or disposed of by the Trust. RPS and the Trust also have received an opinion from Special Tax Counsel, Wolf, Block, Schorr and Solis-Cohen LLP, that, to the extent there is a deficiency in RPS' taxable income arising out of the IRS examination and provided RPS timely makes a deficiency dividend (i.e. declares and pays a distribution which is permitted to relate back to the year for which each deficiency was determined to satisfy the requirement that a REIT distribute 95 percent of its taxable income), the classification of RPS as a REIT for the taxable years under examination would not be affected. If, notwithstanding the above-described opinions of legal counsel, the IRS successfully challenged the status of RPS as a REIT, the REIT status of the Trust could be adversely affected. Management estimates that this would have an effect of approximately $415,000 for 1997, $0 for 1996, $600,000 for 1995 and $400,000 for 1994 for state taxes in prior years as well as $145,000 for 1997 for federal taxes which have not been provided in the financial statements of RPS or the Trust. Such amounts do not include potential penalties and interest. The possible effect on the Trust for subsequent periods could be significant depending on the taxable income of either RPS or the Trust in such periods.

    As of December 31, 1997, the Trust has not been required to perform its indemnity with respect to the RPS Tax Issues other than with respect to legal fees and expenses paid in connection with the IRS' ongoing examination. Although the agent conducting the examination has not issued his final examination report with respect to the RPS Tax Issues, RPS has received a preliminary draft of the examining agent's report, and a copy of that draft report has been furnished by RPS to the Trust. Although the examining agent's draft report proposes to disallow RPS' status as a REIT for the taxable years 1991-1995 and to assess deficiencies in income tax, plus interest and penalties for such years, the Continuing Trustees are engaged in ongoing discussions with the examining agent and his supervisors with regard to the positions set forth in the draft report. Special Tax Counsel, referred to above, has reviewed the examining agent's draft report and the positions set forth therein. One of the positions, dealing with the failure of RPS to send certain shareholder demand letters, is the subject of a Closing Agreement previously entered into by RPS and the IRS pursuant to which the IRS agreed that the status of RPS as a REIT will not be lost solely because of its failure to satisfy certain shareholder demand notice requirements for RPS' taxable years 1988-1992. Another position, the acquisition of assets by RPS that could be viewed as nonqualifying assets for REIT purposes, has been addressed in the opinion letter of counsel referred to above. Finally, the agent has proposed to disallow the deductions for bad debts and certain other items claimed by RPS in the years under examination. In reaching his conclusion with respect to the deduction for bad debts, the examining agent has disregarded transactions with third parties involving either the loans, or the subject properties, in which the values of the assets corresponded to the values used by RPS in determining its bad debt deductions. Special Tax Counsel, referred to above, has advised that, to the extent that there is a deficiency in RPS' taxable income arising out of the RPS Audit and provided that RPS timely makes a deficiency dividend distribution, the classification of RPS as a REIT for the taxable years under examination should not be affected adversely. There can be no assurance that the examining agent will not issue the proposed report in the form previously delivered to RPS (or another form). Issuance of the revenue agent's report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in the RPS tax liability for the years at issue and any adverse determination by the examining agent is subject to administrative appeal within the IRS and, thereafter, to judicial review. If the examining agent were to issue his report in its current form and if the determinations made in the draft report were sustained following the exhaustion by RPS of its rights to contest such IRS determinations, the Trust's indemnification liability to RPS could be substantial and could exceed the assets of the Trust.

7.  Dividends/Distributions to Shareholders

    Under the Internal Revenue Code, a REIT must meet certain qualifications, including a requirement that it distribute annually to its shareholders at least 95 percent of its taxable income. The Trust's policy is to distribute to shareholders all taxable income. There were no dividends in 1997. Dividend distributions for the year ended December 31, 1996 are summarized as follows:

Record Date               Distribution                Payment
-----------               ------------                -------

December 26, 1996         $.39 per share              January 21, 1997

8.  Commitments

    In March 1995 a lease was entered into for approximately 4,863 square feet of office space at 747 Third Avenue, New York, New York. The term of the lease commenced on April 1, 1995. The lease was extended in January 1997 at an annual base rental of approximately $172,000. The Trust intends to extend the lease to June 1999 upon proper written notice to the landlord.

9.  Subsequent Event

    On February 25, 1998, the Trust sold the Norgate Shopping Center for approximately $3,850,000 and received net proceeds of $3,242,000, including a $265,000 receivable from a tenant, for the sale of the Norgate Shopping Center.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Trustees of
  RPS REALTY TRUST AND
  ATLANTIC REALTY TRUST

    We have audited the accompanying combined statements of shareholders' equity, operations and cash flows for the period January 1, 1996 through May 10, 1996, (Date of Transfer) and the year ended December 31, 1995. These combined financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such combined financial statements present fairly in all material respects, the results of operations and cash flows for the period January 1, 1996 through May 10, 1996 (Date of Transfer) and for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

As more fully described in Note 1, Atlantic Realty Trust was obligated to adopt the liquidation basis of accounting upon completion of the Transaction. The accompanying combined financial statements do not give effect to the adjustments if any, to be recorded at such time.



/s/Deloitte & Touche LLP
New York, New York
March 28, 1997 (March 4, 1998 as to Note 3)


                         NET ASSETS TO BE TRANSFERRED TO
                              ATLANTIC REALTY TRUST
                        COMBINED STATEMENTS OF OPERATIONS



                                                                           For the Period
                                                                           January 1, 1996
                                                                               Through                 Year Ended
                                                                            May 10, 1996              December 31,
                                                                         (Date of Transfer)               1995

REVENUES:
  Interest income....................................................      $   1,014,205             $    3,515,614
  Contingent interest and fee income................................              -                          63,028
  Rental income......................................................            241,402                    994,369
                                                                           -------------             --------------

           Total revenues............................................          1,255,607                  4,573,011
                                                                           -------------             --------------

EXPENSES:
  Provision for possible loan losses.................................              -                      3,650,000
  Provision for impairment of real estate............................              -                        800,000
  Loss on disposition of mortgage loan...............................            128,886                       -
  General and administrative expenses................................            321,197                  1,185,161
  Property operating.................................................             63,285                    200,209
  Real estate tax....................................................            110,161                    311,642
  Depreciation.......................................................             36,491                    108,763
                                                                           -------------             --------------

           Total expenses...........................................             660,020                  6,255,775
                                                                           -------------             --------------


Net Income (Loss)...................................................       $     595,587                $(1,682,764)
                                                                           =============             ===============



                   See notes to combined financial statements.







                                      F-10-



                         NET ASSETS TO BE TRANSFERRED TO
                              ATLANTIC REALTY TRUST
                   COMBINED STATEMENT OF SHAREHOLDERS' EQUITY



                                                            Additional                                                 Total
                         Number of                           Paid-in         Cumulative           Cumulative       Shareholders'
                          Shares              Amount         Capital          Earnings            Distributions       Equity
                         ---------            ------        ----------       ----------           -------------    ------------


BALANCE:
   January 1, 1995          28,492,421    $   2,849,242   $   195,591,125    $    51,324,071   $   (194,569,545)   $   55,194,893

   Net Loss                   -                -                 -                (1,682,764)             -            (1,682,764)

   Distributions              -                -                 -                  -                  (345,453)         (345,453)
                         -------------    -------------   ---------------    ---------------   ----------------    --------------

BALANCE:
   December 31,1995         28,492,421        2,849,242       195,591,125         49,641,307       (194,914,998)       53,166,676
                         =============    =============   ===============    ===============   ================    ==============

   Net Income                                                                        595,587                              595,587

   Distributions                                                                                     (9,994,955)       (9,994,955)

   Net assets Transferred (28,492,421)      (2,849,242)     (195,591,125)        (50,236,894)        204,909,953      (43,767,308)
                          ------------      ----------      -------------        ------------        -----------      ------------

BALANCE:

   May 10, 1996

   (Date of Transfer)              0               $0                $0                   $0                 $0               $0
                         ============      ==========      =============        ============        ===========      ============





                   See notes to combined financial statements.

                         NET ASSETS TO BE TRANSFERRED TO
                              ATLANTIC REALTY TRUST
                        COMBINED STATEMENTS OF CASH FLOWS

                                                                           For the Period
                                                                           January 1, 1996
                                                                               Through                 Year Ended
                                                                            May 10, 1996              December 31,
                                                                         (Date of Transfer)               1995
                                                                         -----------------            ------------

CASH FLOWS FORM OPERATING
  ACTIVITIES:
  Net (loss) income..................................................      $     595,587               $ (1,682,764)
  Adjustments to reconcile net income (loss) to......................
    net cash provided by operating activities
        Provision for possible loan losses...........................            -                        3,650,000
        Provision for impairment of real estate......................            -                          800,000
        Loss on disposition of mortgage loan.........................            128,886                     -
        Depreciation.................................................             36,491                    108,763
        Changes in operating assets and liabilities:
          Interest and accounts receivable...........................            352,813                   (159,824)
          Accounts payable and deferred
             commitment fees.........................................          1,149,735                    170,737
                                                                           -------------               ------------

           Net cash provided by operating activities................           2,263,512                  2,886,912
                                                                           -------------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Satisfaction of mortgage loans receivable..........................          3,416,564                     -
  Investment in mortgage loans receivable............................             -                        (255,596)
  Investment in real estate..........................................         (1,933,762)                  (271,847)
                                                                           -------------               ------------

           Net cash provided by (used in) investing activities.......          1,482,802                   (527,443)
                                                                           -------------               -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of financing..............................................          5,550,000                     -
  Distribution to RPS Realty Trust...................................         (9,994,955)                  (345,453)
                                                                           -------------               -------------

           Net cash used in investing activities....................          (4,444,955)                  (345,453)
                                                                           -------------               -------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS..................................................           (698,641)                 2,014,016

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD................................................          3,356,995                  1,342,979
                                                                           -------------               ------------

CASH AND CASH EQUIVALENTS
  END OF PERIOD......................................................      $   2,658,354             $    3,356,995
                                                                           =============             ==============

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Investment in real estate..........................................      $  25,455,310                     -
  Interest and accounts receivable...................................         (6,275,000)                    -
  Use (recovery) of provision for possible loan losses...............          5,819,690                     -
  Gross mortgage receivable exchanged for real estate................        (25,000,000)                    -

                   See notes to combined financial statements.

                         NET ASSETS TO BE TRANSFERRED TO
                              ATLANTIC REALTY TRUST
                 NOTES TO COMBINED FINANCIAL STATEMENTS FOR THE
                   PERIOD JANUARY 1, 1996 THROUGH MAY 10, 1996
                       (DATE OF TRANSFER) AND FOR THE YEAR
                             ENDED DECEMBER 31, 1995

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

        Atlantic Realty Trust (the "Trust") is a newly formed Maryland real estate investment trust formed as a condition of the Spin-Off Transaction described in Note 7 for the transfer from RPS Realty Trust ("RPS") of the remaining mortgage loan portfolio, as well as certain other assets and liabilities ("Net Assets").

        The combined financial statements reflect the Net Assets and the related results of their operations for the periods presented. Historical performance of the Net assets is presented as if those assets were separately managed. Under the provisions of its Declaration of Trust, the Trust is obligated to make a final liquidating distribution of the net cash proceeds attributable to the sale or other disposition of the Trust's assets within 18-months, or to merge or combine operations with another real estate entity during such 18 month period, unless on or before such date the holders of at least two-thirds of the Trust's outstanding shares approve the extension of such date or such date is automatically extended without a shareholder vote because a contingent tax liability relating to RPS that has been assumed by the Trust has not been satisfactorily resolved. In the event that at the end of such 18-month period, the Trust is unable to dispose of all of its assets, and the shareholders of the Company have not approved an extension of such date, the Trust will appoint an independent third party to liquidate the Trust's remaining assets.

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

        Certain common payroll and other general and administrative expenses have been allocated to the Net Assets based on the average of the weighted average of the Trust's total revenue to the total revenue of RPS. Such averages were 30 percent, and 9 percent for the period January 1, 1996 through May 10, 1996 (Date of Transfer) and the year ended December 31, 1995, respectively.

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

     c. Investment in Real Estate - Investment in real estate is depreciated using the straight-line method over the estimated useful life of the property. Repairs and maintenance are expensed. In the event that it appears that the cost less accumulated depreciation cannot be recovered through operations and/or a sale over a reasonable future period, then it will be considered probable that an impairment that is other than temporary has occurred and the net cost less accumulated depreciation will be written down to market value and a new cost basis will be established.

         In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of," which requires that long lived assets and certain identifiable intangibles to be held and used by an entity bet reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of the Statement is required for years beginning after December 15, 1995. The provisions of this Statement were adopted as of January 1, 1996 and the adoption of this Statement did not have a significant impact on the carrying value of the real estate.

     d. Income Recognition - Current interest income on mortgage loans is recognized on the accrual method during the periods in which the mortgage loans are outstanding. Deferred interest, due at the maturity of the mortgage loan, is recognized as income based on the interest method using the implicit rate of interest on the mortgage loan. Income from operating leases held in connection with the investments in real estate is recognized when earned. Contingent and additional contingent income and prepayment premium income are recognized as cash is received. Certain leases at one of the Trust's real estate properties may have percentage rent features and such amounts are recognized upon receipt.

     e. Impairment of Loans - In May 1993, the Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan," which requires creditors to account for impaired loans at the present value of their future cash flows or at the fair value of the collateral, if the loan is collateral dependent. The provisions of this statement were adopted as of January 1, 1995 and the adoption of this statement did not have a significant impact on the carrying value of the loans.

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

     f. Allocation of Distributions - Net Cash flows form operating, financing and investing activities are those amounts which would have been distributed to RPS or received from RPS to the extent required to fulfill the cash contributions of RPS to the Operating Partnership, as described in Note 7.

     g. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   INVESTMENT IN REAL ESTATE

        Properties are depreciated over an estimated life of 39 years using the straight-line method. As the sole tenant at 9 North Wabash terminated its lease on December 3, 1995, the property value was impaired and a provision for impairment of $800,000 was recognized.

3.   TAX CONTINGENCY

         During the third quarter of 1994, RPS held more than 25% of the value of its gross assets in overnight Treasury Bill reverse repurchase transactions which the Internal Revenue Service ("IRS") may view as nonqualifying assets for the purposes of satisfying an asset qualification test applicable to REITs, based on a Revenue Ruling published in 1977 (the "Asset Issue"). RPS has requested that the IRS enter into a closing agreement with RPS that the Asset Issue will not impact RPS' status as a REIT. The IRS has deferred any action relating to the Asset Issue pending the further examination of RPS' 1991-1995 tax returns (the "RPS Audit," and together with the Asset Issue, the "RPS Tax Issues"). Based on developments in the law which occurred since 1977, RPS' tax counsel, Battle Fowler LLP, rendered an opinion that RPS' investment in Treasury Bill repurchase obligations would not adversely affect its REIT status. However, such opinion is not binding upon the IRS.

         In connection with the Spin-Off Transaction, the Trust assumed all tax liability arising out of the RPS Tax Issues (other than liability that relates to events occurring or actions taken by RPS following the date of the Transaction) pursuant to a tax agreement, dated May 10, 1996, by and between RPS and the Trust, which provides that RPS (now named Ramco-Gershenson Properties Trust) under the direction of its Continuing Trustees, and not the Trust, will control, conduct and effect the settlement of any tax claims against RPS relating to the RPS Tax Issues. Accordingly, the Trust does not have any control as to the timing of the resolution or disposition of any such claims and no assurance can be given that the resolution or disposition of any such claims will be on terms or conditions as favorable to the Trust as if they were resolved or disposed of by the Trust. RPS and the Trust also have received an opinion from Special Tax Counsel, Wolf, Block, Schorr and Solis-Cohen LLP, that, to the extent there is a deficiency in RPS' taxable income arising out of the IRS examination and provided RPS timely makes a deficiency dividend (i.e. declares and pays a distribution which is permitted to relate back to the year for which each deficiency was determined to satisfy the requirement that a REIT distribute 95 percent of its taxable income), the classification of RPS as a REIT for the taxable years under examination would not be affected. If, notwithstanding the above-described opinions of legal counsel, the IRS successfully challenged the status of RPS as a REIT, the REIT status of the Trust could be adversely affected. Management estimates that this would have an effect of approximately $415,000 for 1997, $0 for 1996, $600,000 for 1995 and $400,000 for 1994 for state taxes in prior years as well as $145,000 for 1997 for federal taxes which have not been provided in the financial statements of RPS or the Trust. Such amounts do not include potential penalties and interest. The possible effect on the Trust for subsequent periods could be significant depending on the taxable income of either RPS or the Trust in such periods.

         As of December 31, 1997, the Trust has not been required to perform its indemnity with respect to the RPS Tax Issues other than with respect to legal fees and expenses paid in connection with the IRS' ongoing examination. Although the agent conducting the examination has not issued his final examination report with respect to the RPS Tax Issues, RPS has received a preliminary draft of the examining agent's report, and a copy of that draft report has been furnished by RPS to the Trust. Although the examining agent's draft report proposes to disallow RPS' status as a REIT for the taxable years 1991-1995 and to assess deficiencies in income tax, plus interest and penalties for such years, the Continuing Trustees are engaged in ongoing discussions with the examining agent and his supervisors with regard to the positions set forth in the draft report. Special Tax Counsel, referred to above, has reviewed the examining agent's draft report and the positions set forth therein. One of the positions, dealing with the failure of RPS to send certain shareholder demand letters, is the subject of a Closing Agreement previously entered into by RPS and the IRS pursuant to which the IRS agreed that the status of RPS as a REIT will not be lost solely because of its failure to satisfy certain shareholder demand notice requirements for RPS' taxable years 1988-1992. Another position, the acquisition of assets by RPS that could be viewed as non-qualifying assets for REIT purposes, has been addressed in the opinion letter of counsel referred to above. Finally, the agent has proposed to disallow the deductions for bad debts and certain other items claimed by RPS in the years under examination. In reaching his conclusion with respect to the deduction for bad debts, the examining agent has disregarded transactions with third parties involving either the loans, or the subject properties, in which the values of the assets corresponded to the values used by RPS in determining its bad debt deductions. Special Tax Counsel, referred to above, has advised that, to the extent that there is a deficiency in RPS' taxable income arising out of the RPS Audit and provided that RPS timely makes a deficiency dividend distribution, the classification of RPS as a REIT for the taxable years under examination should not be affected adversely. There can be no assurance that the examining agent will not issue the proposed report in the form previously delivered to RPS (or another form). Issuance of the revenue agent's report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in the RPS tax liability for the years at issue and any adverse determination by the examining agent is subject to administrative appeal within the IRS and, thereafter, to judicial review. If the examining agent were to issue his report in its current form and if the determinations made in the draft report were sustained following the exhaustion by RPS of its rights to contest such IRS determinations, the Trust's indemnification liability to RPS could be substantial and could exceed the assets of the Trust.

     4.  RAMCO TRANSACTION

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

    Upon consummation of the Transaction, RPS will be the sole general partner of and a limited partner in the Operating Partnership and under the proposed revised structure to the Transaction will initially hold approximately 75% of the interests therein. The members of the Ramco Group will be limited partners in the Operating Partnership and will initially hold, in the aggregate, approximately 25% of the interests therein. The Ramco Group could also increase its interest in the Operating Partnership based on the future performance of certain of the Ramco properties; such performance incentives could increase the Ramco Group's interest in the Operating partnership to approximately 29% in the aggregate. The Ramco Group's units in the Operating Partnership will be exchangeable for shares of RPS Realty Trust commencing one year after consummation of the Transaction, subject to purchase of such OP Units for cash by RPS Realty Trust, at RPS' option.

    As part of the Transaction, it is anticipated that RPS will change its name to Ramco-Gershenson Properties Trust and will implement a one-for-four reverse share split.

    Upon consummation of the Transaction, it is contemplated that four of the nine current members of the Board of Trustees of RPS will resign and will be replaced by four individuals designated by the Ramco Group, two of whom will be independent of RPS, Ramco and their respective affiliates. In addition, the five current principal executive officers of Ramco will become executive officers of RPS and will be responsible for the management of the RPS' real estate operations.

    In connection with the Transaction, and as a condition thereto, RPS will transfer its remaining mortgage loan portfolio, as well as certain other assets, to the Trust and thereafter will distribute the shares after taking into account the reverse stock split referred to above, to the RPS shareholders. Additionally, pursuant to the terms of the Transaction, the Trust will incur approximately $6,500,000 in indebtedness, the proceeds of which, together with existing resources of RPS to be used primarily for the payment of severance benefits of approximately $4,500,000, distributions to shareholders of $2,279,000 and directors' and officers' insurance premiums of approximately $1,150,000 and approximately $750,000 in working capital.

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

5.   COMMITMENTS

        In March 1995, a lease was entered into for approximately 4,863 square feet of office space at 747 Third Avenue, New York, New York. The term of the lease commenced on April 1, 1995. The lease was extended in January 1997 at an annual base rental of approximately $172,000. The lease will expire on April 30, 1998. The Trust and the landlord each have options to terminate the lease as of November 20, 1997 or as of February 28, 1998 upon 90 days prior written notice to the other.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the __th day of March, 1998.

                                             ATLANTIC REALTY TRUST

Date:  March 27, 1998                        By:  /s/ Joel M. Pashcow
                                                  -------------------
                                                  Joel M. Pashcow, President
                                                  and Chairman of the Board

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



             Signature                           Title                               Date
             ---------                           -----                               ----


/s/ Joel M. Pashcow               President and Chairman of the Board         March 27, 1998
-------------------
Joel M. Pashcow


/s/ Edwin R. Frankel              Executive Vice President, Chief             March 27, 1998
--------------------              Financial Officer, Secretary and
Edwin R. Frankel                  Principal Financial and Accounting
                                  Officer


/s/ Herbert Liechtung             Trustee                                     March 27, 1998
--------------------
Herbert Liechtung


/s/ Edwin J. Glickman             Trustee                                     March 27, 1998
---------------------
Edwin J. Glickman


/s/ Stephen R. Blank              Trustee                                     March 27, 1998
--------------------
Stephen R. Blank


 /s/ Edward Blumenfeld            Trustee                                     March 27, 1998
----------------------
Edward Blumenfeld


                                  Trustee                                     March 27, 1998
/s/ Samuel M. Eisenstat
-----------------------
Samuel M. Eisenstat

/s/ Arthur H. Goldberg            Trustee                                     March 27, 1998
----------------------
Arthur H. Goldberg


/s/  William A. Rosoff            Trustee                                     March 27, 1998
----------------------
William A. Rosoff

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

     10.1 Lease Agreement, dated as of January 16, 1997, by and between Sage Realty Corporation, as the lessor, and the Trust, as the lessee (Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1996, Exhibit 10.1.)

     10.2 Form of Assignment, Assumption and Indemnification Agreement between RPS Realty Trust and the Company (Incorporated by reference to the Company's definitive registration statement on Form 10, dated March 28, 1997, File No. 0-27562, Exhibit 10.1).

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