Form 10-Q
period 1998-03-31
ATLANTIC REALTY TRUST
filed 1998-05-11
CIK 948975

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
         EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  X                No
   ----                 -----

Number of shares of beneficial interest ($.01 par value) of the Registrant outstanding as of May 1, 1998: 3,561,553.

ATLANTIC REALTY TRUST               FORM 10-Q                   MARCH 31, 1998
AND SUBSIDIARY



                                    I N D E X

     This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Trust's actual results in future periods to be materially different from any future performance suggested herein. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Trust's Form 10 filed with the Securies and Exchange Commission on March 28, 1996 as well as the Trust's filings with the Securities and Exchange Commission during the past 12 months.

Part I.  FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------

Item 1.  Financial Statements

         Consolidated Statements of Net Assets in Liquidation
         March 31, 1998 and December 31, 1997..............................3

         Consolidated Statements of Changes in Net Assets in
         Liquidation - Period January 1, 1998 through March
         31, 1998 and Period January 1, 1997 through March 31, 1997........4

         Notes to Financial Statements.....................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Liquidation Activities............................................9

Part II. OTHER INFORMATION

Item 5.  Other Information................................................10

Item 6.  Exhibits and Reports on Form 8-K.................................10

ATLANTIC REALTY TRUST               FORM 10-Q                    MARCH 31, 1998
AND SUBSIDIARY


                      ATLANTIC REALTY TRUST AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)




                                             March 31, 1998   December 31, 1997
                    ASSETS

Investments in Real Estate.....................$38,125,000      $41,327,000
Accounts Receivable............................    264,136            -
Cash and Short Term Investments................ 19,858,490       15,635,910
                                               -----------      -----------
         Total Assets..........................$58,247,626      $56,962,910


                    LIABILITIES

Estimated Costs of Liquidation.................  3,739,251.       2,914,206
                                               ------------     -----------
         Total Liabilities.....................$ 3,739,251      $ 2,914,206
                                               -----------      -----------

Net Assets in Liquidation......................$54,508,375      $54,048,704
                                               ===========      ===========







                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ATLANTIC REALTY TRUST               FORM 10-Q                    MARCH 31, 1998
AND SUBSIDIARY


                      ATLANTIC REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)


                                                     For the Period                  For the Period
                                                   1/1/98 to 3/31/98                 1/1/97to 3/31/97
                                                   -----------------                 -----------------
Net Assets in Liquidation
  Beginning of Period............................    $54,048,704                       $47,615,764
Adjustments to Reflect
  Liquidation Basis of Accounting................        459,671                           300,552
                                                     -----------                       -----------
Net Assets in Liquidation End of Period..........    $54,508,375                       $47,916,316
                                                     ===========                       ===========


























                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ATLANTIC REALTY TRUST               FORM 10-Q                    MARCH 31, 1998
AND SUBSIDIARY

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Significant Accounting Policies

         Atlantic Realty Trust (the "Trust"), a Maryland real estate investment trust, was formed on July 27, 1995 for the purpose of liquidating its interests in real properties, a mortgage loan portfolio and certain other assets and liabilities which were transferred to the Trust from RPS Realty Trust ("RPS") on May 10, 1996 (the "Spin-Off Transaction"). The Trust adopted the liquidation basis of accounting as of the date of the Spin-Off Transaction based on its intention to liquidate its assets or merge or combine operations with another real estate entity within eighteen months from the date of the Spin-Off Transaction.

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

ATLANTIC REALTY TRUST               FORM 10-Q                    MARCH 31, 1998
AND SUBSIDIARY

Consolidation

         The consolidated financial statements include the accounts of the Trust and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.       Investments in Real Estate (a)

                                                              Estimated Net
                                                            Realizable Value
Property                      Location                          3/31/98(b)
--------                      --------                      ----------------
Hylan Shopping Center         Staten Island, NY                 $38,125,000


(a) On February 25, 1998, the Trust sold the Norgate Shopping Center for approximately $3,850,000 and received net proceeds of $3,242,000, including a $264,136 receivable from a tenant, in connection with that sale.

(b) Includes estimated cash flows using a disposition period of 12 months. Realized values may differ depending on actual disposition results and time period.

3.   Shares Outstanding

     The weighted average number of common shares outstanding for the period ending March 31, 1998 was 3,561,553.

4.   Short-Term Investments

     Short-term investments at March 31, 1998 consist primarily of Certificates of Deposit at a major New York bank of $18,000,000 bearing interest at a fixed rate of 5.00%.

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

ATLANTIC REALTY TRUST                FORM 10-Q                   MARCH 31, 1998
AND SUBSIDIARY

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

         As of March 31, 1998 the Trust has not been required to perform its indemnity with respect to the RPS Tax Issues other than with respect to legal fees and expenses paid in connection with the IRS' ongoing examination. Although the agent conducting the examination has not issued his final examination report with respect to the RPS Tax Issues, RPS has received a preliminary draft of the examining agent's report, and a copy of that draft report has been furnished by RPS to the Trust. Although the examining agent's draft report proposes to disallow RPS' status as a REIT for the taxable years 1991-1995 and to assess deficiencies in income tax, plus interest and penalties for such years, the Continuing Trustees are engaged in ongoing discussions with the examining agent and his supervisors with regard to the positions set forth in the draft report. Special Tax Counsel, referred to above, has reviewed the examining agent's draft report and the positions set forth therein. One of the positions, dealing with the failure of RPS to send certain shareholder demand letters, is the subject of a Closing Agreement previously entered into by RPS and the IRS pursuant to

ATLANTIC REALTY TRUST               FORM 10-Q                    MARCH 31, 1998
AND SUBSIDIARY

which the IRS agreed that the status of RPS as a REIT will not be lost solely because of its failure to satisfy certain shareholder demand notice requirements for RPS' taxable years 1988-1992. Another position, the acquisition of assets by RPS that could be viewed as nonqualifying assets for REIT purposes, has been addressed in the opinion letter of counsel referred to above. Finally, the agent has proposed to disallow the deductions for bad debts and certain other items claimed by RPS in the years under examination. In reaching his conclusion with respect to the deduction for bad debts, the examining agent has disregarded transactions with third parties involving either the loans, or the subject properties, in which the values of the assets corresponded to the values used by RPS in determining its bad debt deductions. Special Tax Counsel, referred to above, has advised that, to the extent that there is a deficiency in RPS' taxable income arising out of the RPS Audit and provided that RPS timely makes a deficiency dividend distribution, the classification of RPS as a REIT for the taxable years under examination should not be affected adversely. There can be no assurance that the examining agent will not issue the proposed report in the form previously delivered to RPS (or another form). Issuance of the revenue agent's report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in the RPS tax liability for the years at issue and any adverse determination by the examining agent is subject to administrative appeal within the IRS and, thereafter, to judicial review. If the examining agent were to issue his report in its current form and if the determinations made in the draft report were sustained following the exhaustion by RPS of its rights to contest such IRS determinations, the Trust's indemnification liability to RPS could be substantial and could exceed the assets of the Trust.

ATLANTIC REALTY TRUST               FORM 10-Q                    MARCH 31, 1998
AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial Condition and Liquidation Activities

Capital Resources and Liquidity

         At March 31, 1998, the Trust owned one retail property (Hylan
Plaza Shopping Center, located in Staten Island, New York) as well as cash and certain other assets, which include furniture, fixtures and equipment. The Trust does not intend to make new loans or actively engage in either the mortgage lending or the property acquisition business.

         The Trust's primary objective has been to liquidate its assets in an eighteen-month period from the date of the Spin-Off Transaction while realizing the maximum values for such assets; however because the RPS Tax Issues have not been satisfactorily resolved, the Trust has continued its business beyond such period. Although the Trust considers its assumptions and estimates as to the values and timing of such liquidations to be reasonable, the period of time to liquidate the assets and distribute the proceeds of such assets is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Trust's control. There can be no assurance that the net values ultimately realized and costs actually incurred for such assets will not materially differ from the Trust's estimate.

         The Trust believes that cash and cash equivalents on hand, proceeds generated by the real estate properties that continue to operate and proceeds [on funds] from the eventual sale of such assets will be sufficient to support the Trust and meet its obligations. As of March 31, 1998, the Trust had approximately $19,858,000 in cash and short-term investments.

         During the first quarter of 1998 the Trust received proceeds of $3,242,000 including a $264,000 receivable from a tenant, in connection with the disposition of the Norgate Shopping Center.

ATLANTIC REALTY TRUST               FORM 10-Q                    MARCH 31, 1998
AND SUBSIDIARY


                           PART II - OTHER INFORMATION


ITEM 5 - OTHER INFORMATION

         Pursuant to the terms of the Trust's Amended and Restated Declaration of Trust, the Trust was to continue for a period of 18 months from the date of the Spin-Off Transaction (November 10, 1997), subject to, among certain other things, satisfactory resolution of the RPS Tax Issues. Because the RPS Tax Issues have not yet been satisfactorily resolved, the Trust has continued its business past that date. The Trust cannot currently estimate the timing of the future satisfactory resolution of the RPS Tax Issues. Accordingly, the Trust will continue until there is a final determination of these issues.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS

         27.1 Financial Data Schedule

B. The registrant has not filed any reports on Form 8-K for the three month period ended March 31, 1998.

ATLANTIC REALTY TRUST              FORM 10-Q                     MARCH 31, 1998
AND SUBSIDIARY


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ATLANTIC REALTY TRUST



Date: May 11, 1998                          /s/ Joel M. Pashcow
                                            -----------------------------------
                                            Joel M. Pashcow
                                            Chairman and President
                                            (Principal Executive Officer)



Date: May 11, 1998                          /s/ Edwin R. Frankel
                                            -----------------------------------
                                            Edwin R. Frankel
                                            Executive Vice President,
                                            Chief Financial Officer
                                            and Secretary
                                            (Principal Financial and
                                            Accounting Officer)