Form 10-Q
period 1998-06-30
ATLANTIC REALTY TRUST
filed 1998-08-06
CIK 948975

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----   EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----    EXCHANGE ACT OF 1934

For the transition period from .................... to ........................

Commission file number 0-27562
                       ........................................................

                              ATLANTIC REALTY TRUST
              .....................................................
             (Exact name of registrant as specified in its charter)

         MARYLAND                                     13-3849655
 ...............................               .........................
(State or other jurisdiction of                    (I.R.S. Employer
Incorporation or organization)                     Identification No.)

                        747 Third Avenue, New York, N.Y.
                                      10017
                    ........................................
                    (Address of principal executive offices)
                                   (Zip Code)

                                  212-702-8561
               ..................................................
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ...X...       No ......

Number of shares of beneficial interest ($.01 par value) of the Registrant outstanding as of August 1, 1998: 3,561,553

740267.1

                                      INDEX

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Trust's actual results in future periods to be materially different from any future performance suggested herein. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Trust's Form 10 filed with the Securities and Exchange Commission on March 28, 1996 as well as the Trust's filings with the Securities and Exchange Commission since that date.

                                                                                                          PAGE NO.
                                                                                                          --------
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.................................................................................3

         Consolidated Statements of Net Assets in Liquidation
         June 30, 1998 and December 31, 1997..................................................................3

         Consolidated Statements of Changes in Net Assets in Liquidation Periods
         April 1, 1998 through June 30, 1998, January 1, 1998 through June 30,
         1998 and Periods April 1, 1997 through June 30, 1997,
         January 1, 1997 through June 30, 1997................................................................4

         Notes to Financial Statements........................................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and Liquidation
         Activities...........................................................................................9

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securityholders..................................................10

Item 5.  Other Information...................................................................................10

Item 6.  Exhibits and Reports on Form 8-K....................................................................11


740267.1
                                        2

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)

                                                               June 30, 1998       December 31, 1997
                                                          --------------------- ----------------------
ASSETS
Investments in Real Estate..............................        $38,125,000           $41,327,000
Cash and Short Term Investments.........................         19,516,232            15,635,910
                                                          -----------------      ----------------
         Total Assets...................................        $57,641,232           $56,962,910
                                                          =================      ================

LIABILITIES
Estimated Costs of Liquidation..........................          3,108,501             2,914,206
                                                          -----------------      ----------------
         Total Liabilities..............................         $3,108,501            $2,914,206
                                                          -----------------      ----------------

Net Assets in Liquidation...............................        $54,532,731           $54,048,704
                                                          =================      ================



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


740267.1
                                        3

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)

                                                             For the Period            For the Period
                                                           4/1/98 to 6/30/98          1/1/98 to 6/30/98
                                                           -----------------          -----------------
Net Assets in Liquidation
 Beginning of Period......................................  $54,508,375                   $54,048,704
Adjustments to Reflect
 Liquidation Basis of Accounting..........................       24,356                       484,027
                                                           ------------                  ------------
Net Assets in Liquidation End of Period...................  $54,532,731                   $54,532,731
                                                           ============                  ============

                                                           For the Period              For the Period
                                                         4/1/97 to 6/30/97           1/1/97 to 6/30/97
                                                         -----------------           -----------------

Net Assets in Liquidation
 Beginning of Period......................................  $47,916,316                   $47,615,764

Adjustments to Reflect
 Liquidation Basis of Accounting..........................    2,726,918                     3,027,470
                                                           ------------                  ------------
Net Assets in Liquidation End of Period...................  $50,643,234                   $50,643,234
                                                           ============                  ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


740267.1
                                        4

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

         The valuations presented in the accompanying Statement of Net Assets in Liquidation represent the estimates at the dates shown, based on current facts and circumstances, of the estimated net realizable value of assets and estimated costs of liquidating the Trust. In determining the net realizable values of the assets, the Trust considered each asset's ability to generate future cash flows, offers to purchase received from third parties, if any, and other general market information. Such information was considered in conjunction with operating the Trust's plan for disposition of assets. The estimated costs of liquidation represent the estimated costs of operating the Trust through its anticipated termination. These costs primarily include payroll, consulting and related costs, rent, shareholder relations, legal and auditing. Computations of net realizable value necessitate the use of certain assumptions and estimates. Future events, including economic conditions that relate to real estate markets in general, may differ from those assumed or estimated at the time such computations are made. Because of inherent uncertainty of valuation when an entity is in liquidation, the amounts ultimately realized from assets disposed and costs incurred to settle liabilities may materially differ from amounts presented.

         Pursuant to the terms of the Trust's Amended and Restated Declaration of Trust, the Trust was to continue for a period of 18 months from the date of the Spin-Off Transaction (November 10, 1997), subject to, among certain other things, satisfactory resolution of the RPS Tax Issues (as such term is defined in footnote 5 below). Because the RPS Tax Issues have not yet been satisfactorily resolved, the Trust will continue its business past that date. The Trust cannot currently estimate the timing of the future satisfactory resolution of the RPS Tax Issues. Accordingly, the Trust will continue until there is a final determination of these issues.


740267.1
                                        5

Consolidation

         The consolidated financial statements include the accounts of the Trust and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.       Investments in Real Estate (a)


                                                                Estimated Net
                                                               Realizable Value
        Property                   Location                       6/30/98(b)
        --------                   --------                       ----------
  Hylan Shopping Center       Staten Island, NY                  $38,125,000
-------------

(a) On February 25, 1998, the Trust sold the Norgate Shopping Center for approximately $3,850,000 and received net proceeds of $3,242,000.

(b) Includes estimated cash flows using a disposition period of 12 months. Realized values may differ depending on actual disposition results and time period.

3.       Shares Outstanding

         The weighted average number of common shares outstanding for the periods ending June 30, 1998 and March 31, 1998 was 3,561,553.

4.       Short-Term Investments

         Short-term investments at June 30, 1998 consist primarily of Certificates of Deposit at a major New York bank of $19,000,000 bearing interest at a fixed rate of 4.80%.

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

         In connection with the Spin-Off Transaction, the Trust assumed all tax liability arising out of the RPS Tax Issues (other than liability that relates to events occurring or actions taken by RPS following the date of the Transaction) pursuant to a tax agreement, dated May 10, 1996, by and between RPS and the Trust, which provides that RPS (now named Ramco-Gershenson Properties

740267.1
                                        6

Trust) under the direction of its "continuing trustees", and not the Trust, will control, conduct and effect the settlement of any tax claims against RPS relating to the RPS Tax Issues. Accordingly, the Trust does not have any control as to the timing of the resolution or disposition of any such claims and no assurance can be given that the resolution or disposition of any such claims will be on terms or conditions as favorable to the Trust as if they were resolved or disposed of by the Trust. RPS and the Trust also have received an opinion from Special Tax Counsel, Wolf, Block, Schorr and Solis-Cohen LLP, that, to the extent there is a deficiency in RPS' taxable income arising out of the IRS examination and provided RPS timely makes a deficiency dividend (i.e. declares and pays a distribution which is permitted to relate back to the year for which each deficiency was determined to satisfy the requirement that a REIT distribute 95 percent of its taxable income), the classification of RPS as a REIT for the taxable years under examination would not be affected. If, notwithstanding the above-described opinions of legal counsel, the IRS successfully challenged the status of RPS as a REIT, the REIT status of the Trust could be adversely affected. Management estimates that this would have an effect of approximately $415,000 for 1997, $0 for 1996, $600,000 for 1995 and $400,000 for 1994 for state taxes in prior years as well as $145,000 for 1997 for federal taxes which have not been provided in the financial statements of RPS or the Trust. Such amounts do not include potential penalties and interest. The possible effect on the Trust for subsequent periods could be significant depending on the taxable income of either RPS or the Trust in such periods.

         As of June 30, 1998 the Trust has not been required to perform its indemnity with respect to the RPS Tax Issues other than with respect to legal fees and expenses paid in connection with the IRS' ongoing examination. Although the agent conducting the examination has not issued his final examination report with respect to the RPS Tax Issues, RPS has received a preliminary draft of the examining agent's report, and a copy of that draft report has been furnished by RPS to the Trust. Although the examining agent's draft report proposes to disallow RPS' status as a REIT for the taxable years 1991-1995 and to assess deficiencies in income tax, plus interest and penalties for such years, the "continuing trustees" are engaged in ongoing discussions with the examining agent and his supervisors with regard to the positions set forth in the draft report. Special Tax Counsel, referred to above, has reviewed the examining agent's draft report and the positions set forth therein. One of the positions, dealing with the failure of RPS to send certain shareholder demand letters, is the subject of a Closing Agreement previously entered into by RPS and the IRS pursuant to which the IRS agreed that the status of RPS as a REIT will not be lost solely because of its failure to satisfy certain shareholder demand notice requirements for RPS' taxable years 1988-1992. Another position, the acquisition of assets by RPS that could be viewed as nonqualifying assets for REIT purposes, has been addressed in the opinion letter of counsel referred to above. Finally, the agent has proposed to disallow the deductions for bad debts and certain other items claimed by RPS in the years under examination. In reaching his conclusion with respect to the deduction for bad debts, the examining agent has disregarded transactions with third parties involving either the loans, or the subject properties, in which the values of the assets corresponded to the values used by RPS in determining its bad debt deductions. Special Tax Counsel, referred to above, has advised that, to the extent that there is a deficiency in RPS' taxable income arising out of the RPS Audit and provided that RPS timely makes a deficiency dividend distribution, the classification of RPS as a REIT for the taxable years under examination should not be affected adversely. There can be no assurance that the examining agent will not issue the proposed report in the form previously delivered to RPS (or another form). Issuance of the revenue agent's report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in the RPS tax liability for the years at issue and any adverse determination by the

740267.1
                                        7
examining agent is subject to administrative appeal within the IRS and, thereafter, to judicial review. If the examining agent were to issue his report in its current form and if the determinations made in the draft report were sustained following the exhaustion by RPS of its rights to contest such IRS determinations, the Trust's indemnification liability to RPS could be substantial and could exceed the assets of the Trust.



740267.1
                                        8

Item 2. Management's Discussion and Analysis of Financial Condition and Liquidation Activities.

Capital Resources and Liquidity

         At June 30, 1998, the Trust owned one retail property (Hylan Plaza Shopping Center, located in Staten Island, New York) as well as cash and certain other assets, which include furniture, fixtures and equipment. The Trust does not intend to make new loans or actively engage in either the mortgage lending or the property acquisition business.

         The Trust's primary objective has been to liquidate its assets in an eighteen-month period from the date of the Spin-Off Transaction while realizing the maximum values for such assets; however, because the RPS Tax Issues have not been satisfactorily resolved, the Trust has continued its business beyond such period. Although the Trust considers its assumptions and estimates as to the values and timing of such liquidations to be reasonable, the period of time to liquidate the assets and distribute the proceeds of such assets is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Trust's control. There can be no assurance that the net values ultimately realized and costs actually incurred for such assets will not materially differ from the Trust's estimate.

         The Trust believes that cash and cash equivalents on hand, proceeds generated by the remaining property and the proceeds from the eventual sale of such property will be sufficient to support the Trust and meet its obligations. As of June 30, 1998, the Trust had approximately $19,516,000 in cash and short-term investments.



740267.1
                                        9

                           PART II - OTHER INFORMATION


Item 4.           Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders of the Trust was held on May 20, 1998 (i) to elect eight trustees to sit on the Board of Trustees of the Trust (the "Board") until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified; and (ii) to ratify the selection by the Board of Deloitte & Touche LLP as the independent auditors of the Trust for the fiscal year commencing January 1, 1998.

         On the first proposal relating to the election of trustees, the votes of the Shareholders were as follows:

                              FOR     WITHHOLD AUTHORITY          ABSTAIN
                              ---     -------------------         -------


Stephen R. Blank              2,783,981       17,308                 00
Edward Blumenfeld             2,790,521       10,768                 00
Samuel M. Eisenstat           2,790,564       10,729                 00
Edwin J. Glickman             2,790,526       10,763                 00
Arthur H. Goldberg            2,790,381       10,908                 00
Herbert Liechtung             2,790,076       11,213                 00
Joel M. Pashcow               2,790,402       10,887                 00
William A. Rosoff             2,790,521       10,768                 00

         For the second proposal, the Shareholders voted to ratify the selection of Deloitte & Touche LLP as the independent auditors. There were 2,782,521 votes for, 8,541 votes against, and 10,227 votes abstained.

Item 5.           Other Information.

         Pursuant to the terms of the Trust's Amended and Restated Declaration of Trust, the Trust was to continue for a period of 18 months from the date of the Spin-Off Transaction (November 10, 1997), subject to, among other things, satisfactory resolution of the RPS Tax Issues. Because the RPS Tax Issues have not yet been satisfactorily resolved, the Trust has continued its business past that date. The Trust cannot currently estimate the timing of the future satisfactory resolution of the RPS Tax Issues. Accordingly, the Trust will continue until there is a final determination of these issues.


740267.1
                                       10

Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits

         10.1 Employment Agreement, entered into June 11, 1998, between Atlantic Realty Trust and Edwin R. Frankel

         27.1     Financial Data Schedule

(b) The registrant has not filed any current reports on Form 8-K for the three month period ended June 30, 1998.

740267.1
                                       11

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ATLANTIC REALTY TRUST


Date: August 6, 1998                          /s/Joel M. Pashcow
                                              ------------------
                                              Joel M. Pashcow
                                              Chairman and President
                                              (Principal Executive Officer)



Date: August 6, 1998                          /s/Edwin R. Frankel
                                              -------------------
                                              Edwin R. Frankel
                                              Executive Vice President,
                                              Chief Financial Officer
                                              and Secretary
                                              (Principal Financial and
                                              Accounting Officer)

740267.1

                                  Exhibit Index

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:


Exhibit No.           Description

10.1 Employment Agreement, entered into June 11, 1998 between Atlantic Realty Trust and Edwin R. Frankel

27.1                  Financial Data Schedule

740267.1