Form 10-Q
period 1998-09-30
ATLANTIC REALTY TRUST
filed 1998-11-03
CIK 948975

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----
         EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ..................

OR

[____] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................... to .........................

Commission file number 0-27562
                       .........................................................

                              ATLANTIC REALTY TRUST
             ......................................................
             (Exact name of registrant as specified in its charter)

         MARYLAND                                           13-3849655
 ....................................                 ...........................
(State or other jurisdiction of                          (I.R.S. Employer
Incorporation or organization)                           Identification No.)

                        747 Third Avenue, New York, N.Y.
                                      10017
          ............................................................
                    (Address of principal executive offices)
                                   (Zip Code)

                                  212-702-8561
          ............................................................
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ...X...       No ....

Number of shares of beneficial interest ($.01 par value) of the Registrant outstanding as of November 2, 1998: 3,561,553

770052.3

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

                                                                    PAGE NO.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................3

         Consolidated Statements of Net Assets in Liquidation
         September 30, 1998 and December 31, 1997..............................3

         Consolidated Statements of Changes in Net Assets
         in Liquidation Periods July 1, 1998 through
         September 30, 1998, January 1, 1998 through
         September 30, 1998 and Periods July 1, 1997
         through September 30, 1997, January 1, 1997
         through September 30, 1997............................................4

         Notes to Financial Statements.........................................5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Liquidation Activities........................................... 8

Part II. OTHER INFORMATION


Item 5.  Other Information.....................................................9

Item 6.  Exhibits and Reports on Form 8-K......................................9

770052.3                                2

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)



                                                         September 30, 1998     December 31, 1997
                                                         ------------------     -----------------
ASSETS
Investments in Real Estate............................     $38,125,000                $41,327,000
Cash and Short Term Investments.......................      20,929,780                 15,635,910
                                                        --------------         ------------------
         Total Assets.................................     $59,054,780                $56,962,910
                                                        ==============         ==================

LIABILITIES
Estimated Costs of Liquidation........................       3,606,418                  2,914,206
                                                        --------------         ------------------
         Total Liabilities............................      $3,606,418                 $2,914,206
                                                        --------------         ------------------

Net Assets in Liquidation.............................     $55,448,362                $54,048,704
                                                        ==============         ==================



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


770052.3                                    3

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)


                                                              For the Period                For the Period
                                                             7/1/98 to 9/30/98            1/1/98 to 9/30/98
                                                           ---------------------        ---------------------


Net Assets in Liquidation
 Beginning of Period......................................     $   54,532,731                 $54,048,704
Adjustments to Reflect
 Liquidation Basis of Accounting..........................            915,631                   1,399,658
                                                           ---------------------        --------------------
Net Assets in Liquidation End of Period...................        $55,448,362                 $55,448,362
                                                           =====================        ====================

                                                                For the Period                For the Period
                                                               7/1/97 to 9/30/97           1/1/97 to 9/30/97
                                                          ----------------------        --------------------

Net Assets in Liquidation
 Beginning of Period......................................        $50,643,234                 $47,615,764
Adjustments to Reflect
 Liquidation Basis of Accounting..........................          3,043,706                   6,071,176
                                                           ---------------------        --------------------
Net Assets in Liquidation End of Period...................        $53,686,940                 $53,686,940
                                                           =====================        ====================






                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


770052.3                           4

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


770052.3                           5

Consolidation

    The consolidated financial statements include the accounts of the Trust and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Investments in Real Estate(a)



                                                            Estimated Net
     Property                    Location                  Realizable Value
Hylan Shopping Center         Staten Island, NY               9/30/98(b)
--------------------          -----------------            -----------------
                                                              $38,125,000

-------------
(a) On February 25, 1998, the Trust sold the Norgate Shopping Center for approximately $3,850,000 and received net proceeds of $3,242,000.
(b) Includes estimated cash flows using a disposition period of 12 months. Realized values may differ depending on actual disposition results and time period.

3.       Shares Outstanding

         The weighted average number of common shares outstanding for the period ending September 30, 1998 was 3,561,553.

4.       Short-Term Investments

         Short-term investments at September 30, 1998 consist primarily of Certificates of Deposit at a major New York bank of $19,750,000 bearing interest at a fixed rate of 4.50%.

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

770052.3                                6

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

         As of September 30, 1998 the Trust has not been required to perform its indemnity with respect to the RPS Tax Issues other than with respect to legal fees and expenses paid in connection with the IRS' ongoing examination. Although the agent conducting the examination has not issued his final examination report with respect to the RPS Tax Issues, RPS has received a preliminary draft of the examining agent's report, and a copy of that draft report has been furnished by RPS to the Trust. Although the examining agent's draft report proposes to disallow RPS' status as a REIT for the taxable years 1991-1995 and to assess deficiencies in income tax, plus interest and penalties for such years, the "continuing trustees" are engaged in ongoing discussions with the examining agent and his supervisors with regard to the positions set forth in the draft report. Special Tax Counsel, referred to above, has reviewed the examining agent's draft report and the positions set forth therein. One of the positions, dealing with the failure of RPS to send certain shareholder demand letters, is the subject of a Closing Agreement previously entered into by RPS and the IRS pursuant to which the IRS agreed that the status of RPS as a REIT will not be lost solely because of its failure to satisfy certain shareholder demand notice requirements for RPS' taxable years 1988-1992. Another position, the acquisition of assets by RPS that could be viewed as nonqualifying assets for REIT purposes, has been addressed in the opinion letter of counsel referred to above. Finally, the agent has proposed to disallow the deductions for bad debts and certain other items claimed by RPS in the years under examination. In reaching his conclusion with respect to the deduction for bad debts, the examining agent has disregarded transactions with third parties involving either the loans, or the subject properties, in which the values of the assets corresponded to the values used by RPS in determining its bad debt deductions. Special Tax Counsel, referred to above, has advised that, to the extent that there is a deficiency in RPS' taxable income arising out of the RPS Audit and provided that RPS timely makes a deficiency dividend distribution, the classification of RPS as a REIT for the taxable years under examination should not be affected adversely. There can be no assurance that the examining agent will not issue the proposed report in the form previously delivered to RPS (or another form). Issuance of the revenue agent's report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in the RPS tax liability for the years at issue and any adverse determination by the examining agent is subject to administrative appeal within the IRS and,

770052.3                                7
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

Item 2. Management's Discussion and Analysis of Financial Condition and Liquidation Activities.

Capital Resources and Liquidity

         At September 30, 1998, the Trust owned one retail property (Hylan Plaza Shopping Center, located in Staten Island, New York) as well as cash and certain other assets, which include furniture, fixtures and equipment. The Trust does not intend to make new loans or actively engage in either the mortgage lending or the property acquisition business.

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

         The Trust believes that cash and cash equivalents on hand, proceeds generated by the remain ing property and the proceeds from the eventual sale of such property will be sufficient to support the Trust and meet its obligations. As of September 30, 1998, the Trust had approximately $20,929,000 in cash and short-term investments.



770052.3                                8

                           PART II - OTHER INFORMATION


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

Item 6.     Exhibits and Reports on Form 8-K.

(a)      Exhibits

         27.1     Financial Data Schedule

(b) The registrant has not filed any current reports on Form 8-K for the three month period ended September 30, 1998.

770052.3                                9

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ATLANTIC REALTY TRUST


Date: November 3, 1998                   /s/Joel M. Pashcow
                                          ----------------------------
                                          Joel M. Pashcow
                                          Chairman and President
                                          (Principal Executive Officer)



Date: November 3, 1998                   /s/Edwin R. Frankel
                                          -------------------
                                          Edwin R. Frankel
                                          Executive Vice President,
                                          Chief Financial Officer
                                          and Secretary
                                          (Principal Financial and
                                          Accounting Officer)

770052.3

                                  Exhibit Index

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:


Exhibit No.                      Description
-------------                    -----------------

27.1                             Financial Data Schedule

770052.3