Form 10-K
period 1998-12-31
ATLANTIC REALTY TRUST
filed 1999-03-29
CIK 948975

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
/X/                    ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                         .......................................................

                                       OR

/  /                 TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from...............to.........................


             Commission file number   0-27562
                                      ..........................................

                              ATLANTIC REALTY TRUST
 ................................................................................
             (Exact name of Registrant as specified in its charter)



                   Maryland                                 13-3849655
        ..............................               ..........................
        State or other jurisdiction of                    (IRS Employer
        Incorporation or organization                  Identification No.)


747 Third Avenue, New York, NY                                 10017
 .......................................                .........................
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code   212-702-8561
                                                  ..............................

Securities registered pursuant to Section 12(b) of the Act:


        Title of each class                       Name of each exchange on which registered

Common Shares of Beneficial Interest,                       NASDAQ Small Cap Market
 .....................................            ............................................
    $0.01 Par Value Per Share
 .....................................


           Securities registered pursuant to Section 12(g) of the Act:

                                      None
           ...........................................................
                                (Title of class)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

            Aggregate market value of the Shares of Beneficial Interest held by non-affiliates of the registrant as of March 16, 1999: approximately $21,441563.

            Approximately   3,561,553  Shares  of  Beneficial  Interest  of  the
Registrant were outstanding as of March 16, 1999.

                                TABLE OF CONTENTS




PART I........................................................................................................................1
   1. - Business..............................................................................................................1
   2. - Properties............................................................................................................5
   3. - Legal Proceedings.....................................................................................................5
   4. - Submission of Matters to a Vote of Security Holders...................................................................5

PART II.......................................................................................................................6
   5. - Market for Registrant's Common Equity and Related Stockholder Matters.................................................6
   6. - Selected Financial Data...............................................................................................7
   7. - Management's Discussion and Analysis of Financial Condition and Liquidation Activities................................7
   7A - Quantitative and Qualitative Disclosures About Market Risk............................................................10
   8. - Financial Statements and Supplementary Data...........................................................................10
   9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................10

PART III......................................................................................................................11
   10. - Directors and Executive Officers of the Registrant...................................................................11
   11. - Executive Compensation...............................................................................................13
   12. - Security Ownership of Certain Beneficial Owners and Management.......................................................15
   13. - Certain Relationships and Related Transactions.......................................................................16

PART IV.......................................................................................................................17
   14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................................17

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

WHEN  USED  IN  THIS  ANNUAL  REPORT  ON  FORM  10-K,   THE  WORDS   "BELIEVES,"
"ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, WITHOUT LIMITATION, THOSE STATEMENTS RELATING TO THE "RPS TAX ISSUES" DISCUSSED IN ITEM 1 OF THIS ANNUAL REPORT ON FORM 10-K, STATEMENTS SET FORTH IN THE SECTION CAPTIONED "RISK FACTORS" IN THE TRUST'S REGISTRATION STATEMENT ON FORM 10 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 28, 1996 (FILE NO. 0-27562) AND STATEMENTS IN THE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" OF THIS ANNUAL REPORT ON FORM 10-K. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE TRUST UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

                                     PART I

Item 1.  Business.

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

           Under the provisions of its Declaration of Trust, the Trust was to continue for a period of 18 months from May 10, 1996 (November 10, 1997), during which time it was to reduce to cash or cash equivalents the Trust Assets and either (i) make a liquidating distribution to its shareholders or (ii) agree to merge or combine operations with another real estate entity, in either case, as soon as practicable following the Distribution and within such 18-month period. Such 18-month period was subject to extension if (i) the Trust had not achieved its objective and the holders of at least two-thirds of the outstanding Shares approved the extension of such date or (ii) a contingent tax liability relating to RPS that has been assumed by the Trust had not been satisfactorily resolved. Because the RPS Tax Issues (as defined below) have not yet been satisfactorily resolved, the Trust has continued its business past November 10, 1997. The Trust cannot currently estimate the timing of the future satisfactory resolution of the RPS Tax Issues. Accordingly, the Trust will continue until there is a final determination of these issues. Upon obtaining a satisfactory resolution to the RPS Tax Issues and liquidating the Trust's remaining assets, any liquidating distribution effected by the Trust would be subject to the satisfaction of the Trust's liabilities to its creditors. In the event that at the end of this period, the Trust is unable to achieve its business objectives, the members of the Trust's board of trustees (the "Trustees") will appoint an independent third party to liquidate the Trust's remaining assets.

           As a result of the Spin-Off Transaction, the Trust acquired the Trust Assets. The Trust Assets which have not been disposed of by the Trust are described below under "--Description of Trust Assets." The Trust's principal investment objective is to maximize shareholder value from the reduction of the Trust Assets to cash or cash equivalents. As part of its plan to reduce to cash or cash equivalents the Trust Assets, the Trust intends, among other things, to continue to (i) contact strategic buyers of the Trust's remaining asset (the Hylan Plaza Shopping Center) regarding possible sales transactions and (ii) list the Hylan Plaza Shopping Center for sale with qualified real estate brokers. No assurance can be given, however, that such objective will be achieved. The Trust expects to continue to invest the net proceeds from sales of the Trust Assets in short-term or temporary investments, such as certificates of deposit, pass-through mortgage-backed certificates, mortgage participation certificates and mortgaged-backed securities (or similar investment products), all or some of which investments may be guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. Unless otherwise approved by the shareholders, the Trust does not expect that it will make new permanent investments or raise additional capital. In addition, the Trust does not expect to acquire additional mortgage loans or properties.

           In addition, the Trust may explore the possibility of merging or entering into a business combination with another real estate entity. The Trust expects that it will pursue such a transaction only if it represents an attractive alternative to the distribution to shareholders of the net proceeds from the orderly liquidation of the Trust Assets, as described above. The merger candidates that may be available to the Trust may be limited as a result of the amount of cash and the nature of the assets which the Trust will hold. Accordingly, there can be no assurance that the Trust will successfully merge or combine operations with another real estate entity. Because the Trust has adopted a policy not to re-invest sales proceeds in additional mortgage loans on real estate (except to the extent necessary to satisfy applicable REIT requirements), a merger or other business combination involving the Trust and another real estate entity may constitute a "roll-up transaction" under applicable securities laws. In such case, the Trust would be required to comply with the heightened disclosure rules as well as special rules relating to the proxy solicitation process and the listing of the securities of the surviving company on any exchange or the inclusion for quotation of such securities on the Nasdaq SmallCap Market. Application of the roll-up rules to a company merger or business combination could delay, defer or prevent such a transaction from occurring.

           The Trust was organized for the purpose of qualifying as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Trust will elect to qualify as a REIT for the years ended December 31, 1998, 1997 and 1996 and intends to operate so as to continue to qualify as a REIT.

           As of December 31, 1998, the Trust had six employees.

Description of Trust Assets

           As of December 31, 1998, the Trust owned one real property, the Hylan Plaza Shopping Center and held short-term investments in the principal amount of approximately $20,000,000, consisting primarily of a certificate of deposit at a major New York bank.

Mortgage Loan and Real Property Investments

           During the year ended December 31, 1998, the Trust received net proceeds of approximately $3,242,000 from the sale of the Norgate Shopping Center.

           Hylan Plaza Shopping Center. At December 31, 1998, the Trust held an equity investment in one property, the Hylan Plaza Shopping Center ("Hylan"). Hylan is a one-story community shopping center located in Staten Island, New York which was acquired by the Trust in April, 1996. Hylan contains approximately 349,000 square feet of leasable space approximately 99% of which was leased and occupied as of December 31, 1998. Major tenants (i.e., tenants who accounted for 10% or more of the leasable space as of December 31, 1998) include K-Mart Corp., a department store chain ("K-Mart"), Supermarkets General Corp. d/b/a Pathmark, a supermarket chain ("Pathmark"), and the Toys "R" Us -- Nytex, Inc., a retail toy store chain ("Toys "R" Us"). These three tenants lease approximately 105,000, 55,000 and 42,000 square feet, respectively, which constitutes 30%, 16% and 12%, respectively, of the total leasable space. The K-Mart lease expires in January 2002 and provides for annual base rental payments of approximately $235,000; the Pathmark lease expires in January 2002 and provides for annual base rental payments of approximately $339,000; and the Toys "R" Us lease, which was due to expire in October 1995, was extended pursuant to the tenant's exercise of a renewal option and is due to expire in October 2005 and provides for annual base rental payments of approximately $90,000. The K-Mart lease contains three 5-year tenant renewal options; the Pathmark lease contains five 5-year tenant renewal options; and the Toys "R" Us lease contains one 10-year tenant renewal option. Leases for approximately 1,483 square feet expired on or prior to December 31, 1998 and such space is currently leased on a month to month basis, and leases for approximately 3,847 square feet are due to expire on or prior to December 31, 1999. The approximate base rental revenue as of December 31, 1998 was $3,547,512. The average base rental revenue per leased square foot as of December 31, 1998 was $10.23, excluding percentage rent and similar provisions. The Trust believes the property is adequately covered by insurance. On May 31, 1996 the Trust's independent real estate appraisers appraised the value of the property at $27,300,000. As of December 31, 1998, the estimated net realizable value of Hylan was $38,625,000, including estimated cash flows using a disposition period of 12 months. Realized values may differ depending on actual disposition results and time periods.

     Under various federal, state, and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In connection with the ownership, operation and management of Hylan, the Trust may be potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property. Certain environmental laws and common law principles could also be used to impose liability for release of an exposure to hazardous substances, including asbestos-containing materials ("ACMs") into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances, including ACMs. As the owner of Hylan, the Trust may be potentially liable for any such costs.

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

           The Trust may invest the proceeds derived from the sale or other disposition of the Trust Assets in pass-through, mortgage-backed certificates, mortgage participation certificates and mortgage-backed securities, all or some of which instruments may be guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. Such instruments produce qualifying income for REIT qualification purposes and also satisfy the requirements of the 75% Asset Test. A REIT is also required to distribute at least 95% of its REIT Taxable Income (as defined in the Code) to its shareholders.

Tax Contingency

           During the third quarter of 1994, RPS held more than 25% of the value of its gross assets in overnight Treasury Bill reverse repurchase transactions which the Internal Revenue Service ("IRS") may view as non-qualifying assets for the purposes of satisfying an asset qualification test applicable to REITs, based on a Revenue Ruling published in 1977 (the "Asset Issue"). RPS requested that the IRS enter into a closing agreement with RPS that the Asset Issue would not impact RPS' status as a REIT. The IRS declined such request. In February 1995, the IRS initiated an examination of the 1991-1995 income tax returns of RPS (the "RPS Audit" and, together with the Asset Issue, the "RPS Tax Issues"). Based on developments in the law which occurred since 1977, RPS' tax counsel, Battle Fowler LLP, rendered an opinion that RPS' investment in Treasury Bill repurchase obligations would not adversely affect its REIT status. However, such opinion is not binding upon the IRS.

           In connection with the Spin-Off Transaction, the Trust assumed all tax liability arising out of the RPS Tax Issues (other than liability that relates to events occurring or actions taken by RPS following the date of the Spin-Off Transaction) pursuant to a tax agreement, dated May 10, 1996, by and between RPS and the Trust, which provides that RPS (now named Ramco-Gershenson Properties Trust) under the direction of four trustees, each of whom are trustees of both RPS and the Trust (the "Continuing Trustees") and not the Trust, will control, conduct and effect the settlement of any tax claims against RPS relating to the RPS Tax Issues. Accordingly, the Trust does not have any control as to the timing of the resolution or disposition of any such claims and no assurance can be given that the resolution or disposition of any such claims will be on terms or conditions as favorable to the Trust as if they were resolved or disposed of by the Trust. RPS and the Trust also have received an opinion from Wolf, Block, Schorr and Solis-Cohen LLP (the "Special Tax Counsel") that, to the extent there is a deficiency in RPS distributions arising out of the IRS examination, and provided RPS timely makes a deficiency dividend (i.e. declares and pays a distribution which is permitted to relate back to the year for which each deficiency was determined to satisfy the requirement that a REIT distribute 95 percent of its taxable income), the classification of RPS as a REIT for the taxable years under examination would not be affected.

           As of December 31, 1998, the Trust has not been required to perform its indemnity with respect to the RPS Tax Issues other than with respect to legal fees and expenses paid in connection with the IRS' ongoing examination. On March 1, 1999, the IRS revenue agent conducting the examination issued his examination report (the "Revenue Agent's Report") with respect to the tax issues in the RPS Tax Audit, including the RPS Tax Issues. The Revenue Agent's Report sets forth a number of positions which the IRS examining agent has taken with respect to the RPS Tax Issues for the years that are subject to the RPS Audit, which Special Tax Counsel to the Continuing Trustees believes are not consistent with applicable law and regulations of the IRS. One of the positions, the acquisition of assets by RPS that could be viewed as nonqualifying assets for REIT purposes, has been addressed in the opinion letter of counsel referred to above. In addition, the IRS revenue agent has proposed to disallow the deductions for bad debts and certain other items claimed by RPS in the years under examination. In reaching his conclusion with respect to the deduction for bad debts, the IRS revenue agent has disregarded the fact that the values actually obtained for the assets corresponded to the values used by RPS in determining its bad debt deductions. If all of the positions taken in the Revenue

Agent's Report were to be sustained, RPS, with funds supplied by the Trust, would have to distribute up to approximately $16.5 million to its shareholders, in accordance with the procedures for deficiency dividends, in order to preserve its status as a REIT and could, in addition, be subject to taxes, interest and penalties up to approximately $24 million through March 15, 1999. The issuance of the Revenue Agent's Report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in RPS' tax liability for the years at issue and any adverse determination by the IRS revenue agent is subject to administrative appeal with the IRS and, thereafter, to judicial review. As noted above, the Revenue Agent's Report sets forth a number of positions which Special Tax Counsel to RPS and the Trust believe are not consistent with applicable law and regulations of the IRS. The Trust has been informed that RPS intends to file an administrative appeal challenging the findings contained in the Revenue Agent's Report.

Item 2.  Properties.

          The Trust leases approximately 4,800 square feet of office space at 747 Third Avenue, New York, New York at an annual base rent of approximately $185,000. This lease will expire on October 31, 1999. The Trust has extended the term of the lease for an additional twelve months at an annual base rent of $195,000. In addition, the Trust owns the Hylan Plaza Shopping Center property described under Item 1.

Item 3.  Legal Proceedings.

          There are no material pending legal proceedings other than ordinary routine litigation incidental to the business (including without limitation, foreclosure proceedings), against or involving the Trust or its properties

Item 4.  Submission of Matters to a Vote of Security Holders.

          The Trust did not submit any matter to a vote of its shareholders during the fourth quarter of 1998.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

(a) Market Information

          The Shares of the Trust have been included for quotation on the Nasdaq Small Cap Market under the symbol ATLRS since May 10, 1996. Set forth below is the range of high and low bid prices for the shares for each of the quarters during the period from May 10, 1996 through December 31, 1998.


                                                        High           Low
                                                        ----           ---

Inception (May 10, 1996) through June 30, 1996         $9.000         $7.500

Third Quarter 1996                                     $9.500         $8.375

Fourth Quarter 1996                                   $10.875         $9.250

First Quarter 1997                                    $11.750        $10.125

Second Quarter 1997                                   $12.000        $10.500

Third Quarter 1997                                    $12.500        $11.750

Fourth Quarter 1997                                   $12.750        $11.875

First Quarter 1998                                    $12.750        $11.500

Second Quarter 1998                                   $12.000         $6.750

Third Quarter 1998                                     $9.625         $6.750

Fourth Quarter 1998                                    $9.000         $7.250


(b) Approximate Number of Equity Security Holders


                                                          Approximate Number
                                                          of Record Holders
Title of Class                                        (As of February 19, 1999)
--------------                                        -------------------------

Shares of beneficial interest, $.01 par value                   3,272

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

           The Trust did not pay a distribution for the fiscal years ended December 31, 1997 and 1998.

Item 6.  Selected Financial Data.

           The following tables set forth certain selected historical information for the Trust and for the net assets to be transferred to the Trust pursuant to the Spin-Off Transaction. The financial information should be read in conjunction with the financial statements and notes thereto included herein.

ATLANTIC REALTY TRUST                             12/31/98        12/31/97        12/31/96         5/10/96
                                                  --------        --------        --------         -------
Statement of Net Assets
In Liquidation Data:
           Total Assets                       $ 60,376,057     $ 56,962,910    $ 51,175,032     $ 54,445,060
           Total Liabilities                     4,164,168        2,914,206       3,559,268        9,580,845
           Net Assets in Liquidation            56,211,889       54,048,704      47,615,764       44,864,215

Statement of Changes in
Net Assets in Liquidation Data:
Increase (Decrease)
           Assets Transferred to the Trust
           Adjustments for RPS Transaction
           Distributions Payable                        -                 -      (1,389,006)               -

Adjustments to Reflect Liquidation
Basis of Accounting                             2,163,185         6,432,940       4,140,555
Net Change in net assets in Liquidation         2,163,185         6,432,940       2,751,549

Net Assets to Be Transferred to Atlantic Realty Trust


                                For the period
                                1/1/96-5/10/96               1995                      1994
                                --------------               ----                      ----

Total Revenues                     $ 1,255,607              4,573,011              4,423,519

Total Assets                        51,297,578             54,230,032             56,087,512

Income (Loss)                          595,587            (1,682,764)                722,058




Item 7. Management's Discussion and Analysis of Financial Condition and Liquidation Activities.

Capital Resources and Liquidity -- Atlantic Realty Trust

           Upon consummation of the Spin-Off Transaction, the Trust owned seven mortgage loans and three retail properties (Hylan, located in Staten Island, New York, the Norgate Shopping Center located in Indianapolis, Indiana and the 9 North Wabash Avenue Building, located in Chicago, Illinois), as well as cash and certain other assets, which include furniture, fixtures and equipment, formerly held by RPS. In addition, upon consummation of the Spin-Off Transaction, the Trust assumed the repayment obligation in respect of $5,550,000 in indebtedness from RPS. This indebtedness was evidenced by a promissory note which bore interest at a rate of 8.25% and matured on November 9, 1997 (the "Promissory Note"). The Promissory Note was secured by a collateral assignment of the Trust's interest in the Hylan Shopping Center. On July 10, 1996, the Trust repaid $3,500,000 of the principal balance of the Promissory Note. On December 16, 1996 the Trust prepaid the remaining balance of $2,050,000. The Trust does not intend to make new loans or actively engage in either the mortgage lending or the property acquisition business.

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

           The Trust believes that cash and cash equivalents on hand, proceeds generated by the real estate property that continues to operate (Hylan) and proceeds from the eventual sale of such property will be sufficient to support the Trust and meet its obligations. As of December 31, 1998, the Trust had approximately $21,000,000 in cash and short-term investments.

           During the first quarter of 1998, the Trust received net proceeds of approximately $3,242,000 from the sale of the Norgate Shopping Center. At December 31, 1998 the Trust's remaining real property asset was the Hylan.

           During the third quarter of 1997, the Trust received proceeds in the aggregate of approximately $2,934,500 in connection with the disposition of the 9 North Wabash Building ($1,045,000) and the Mt. Morris Commons mortgage loan ($1,889,500).

           During the second quarter of 1997, the Trust received proceeds of approximately $5,284,000 in connection with the disposition of the Rector mortgage loan ($2,422,000) and the Copps Hill Plaza mortgage loan ($2,862,000). At December 31, 1997 the Trust owned two retail properties, Hylan and the Norgate Shopping Center, which was sold by the Trust on February 25, 1998.

           During the period ended December 31, 1996, the Trust received proceeds of approximately $8,715,000 from the prepayment of four mortgage loans. At December 31, 1996, the Trust owned three mortgage loans and the three retail properties discussed above. As of December 31, 1997, the Trust had disposed of all of its mortgage loans. The Trust intends to reduce to cash or cash equivalents its remaining asset in an orderly manner as soon as practicable and make a liquidating distribution or distributions to its shareholders, or merge or combine operations with another real estate entity.

Year 2000 Issue

           The Year 2000 issue is the result of computer programs being written using two digits rather than four to determine the applicable year. Any programs that have time sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. The Trust has purchased new computer hardware and software that is Year 2000 compliant for its corporate operations and has ordered computer hardware and software that is Year 2000 compliant at its Hylan management office. Management estimates that the total costs incurred, or to be incurred in 1999, in connection with such improvements to be approximately $20,000.

           The Trust also depends upon the proper functioning of third-party computer and non-information technology systems. These third parties include tenants, commercial banks and other lenders, construction contractors and vendors. The Trust has initiated communications with third parties with whom it has important financial or operational relationships to determine the extent to which they are vulnerable to the Year 2000 issue. The Trust has received written notification from two of its three significant outside service providers that their systems correctly identify and process date data relating to the year 2000 issue. The third significant outside service provider has indicated to the Trust that it has designed a plan to achieve Year 2000 compliance and that such plan is substantially in place and expected to be complete ahead of schedule. The Trust plans to contact its major tenants in the second quarter of 1999 to inquire about such tenant's Year 2000 readiness.

            If third parties with whom the Trust interacts have Year 2000 problems that are not remedied, the following problems could result:

            (i) In the case of vendors, disruption of important services upon which the Trust depends, such as professional services, including accounting and legal services, telecommunications and electrical power; and

            (ii) In the case of banks  and  other  lenders,  the  disruption  of capital flows potentially resulting in liquidity stress.

           The Trust does not believe the Year 2000 issue will materially impact its tenant's ability to pay rent. However, financial difficulties of significant tenants as a result of the Year 2000 issues could have a material adverse effect on the Trust's results of operations or financial position. Though the Trust does not expect the Year 2000 issue to have a material adverse effect on its result of operations or financial position, there can be no assurances of that position.

Net Assets to Be Transferred to Atlantic Realty Trust

           The following information is based upon the consolidated financial statements of the Net Assets to be transferred to the Trust, which were derived from RPS' historical financial statements to reflect the transfer of the assets to the Trust as a result of the Distribution. The financial information, and the discussion that follows, assumes that the assets were transferred to the Trust at the beginning of the periods indicated, and that the Trust and RPS were separate companies with separate operations as of such dates. The allocation of certain expenses between the Trust and RPS was determined by using the weighted average of the Trust's total assets to RPS' total assets and the Trust's total revenues to RPS' total revenues and reflects management's best estimate of the appropriate allocation of such expenses between the two companies. As described below, the Trust has utilized a weighted average of approximately 30%, 29%, and 24% for the purpose of allocating such expenses for the period January 1, 1996 through May 10, 1996 (Date of Transfer) and for the years ended December 31, 1995 and 1994, respectively.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

           Not applicable.

Item 8.   Financial Statements and Supplementary Data.

           See pages F-1 through F-17, which are included herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

           The Trust's Board of Trustees is composed of eight Trustees, each of whom will serve until the respective successors are elected and qualified.

           The trustees and executive officers of the Trust are as follows:


Name                         Age          Offices and Positions
----                         ---          ---------------------

Joel M. Pashcow*             56           Chairman and  President of the Trust  effective as of February 29, 1996. He has been a member of the Bar of the State of New York since  1968.  Chairman of RPS from  inception  (December  1988) through May 1996. He is a graduate of Cornell
                                          University  and the  Harvard  Law  School.  Mr.  Pashcow  is also a trustee  of
                                          Ramco-Gershenson  Properties  Trust and  Chairman  of its  Executive  Committee
                                          (formerly named RPS Realty Trust).

Herbert Liechtung*           68           Private  investor.  President of RPS from December,  1988 to February 1996. Mr.
                                          Liechtung  is also a trustee of  Ramco-Gershenson  Properties  Trust  (formerly named RPS Realty Trust).

Edwin J. Glickman            66           Private  investor.  Executive  Vice  President of Capital  Lease  Funding Corp.
                                          from January 1995 to December  1997,  which is a company  engaged in commercial real  estate  lending.  Prior  to  that,  Mr.  Glickman  was  President  of the
                                          Glickman  Organization,  Inc.  ("Glickman") from January 1992 to December 1994.
                                          Glickman conducted real estate investment  consulting  services and real estate financial services, including mortgage brokerage,  arranging joint ventures and equity  financing.  Prior to that,  Mr.  Glickman was Chairman of the Executive
                                          Committee of Schoenfeld  Glickman Maloy Inc. from May 1989,  which is a company that conducted real estate financial  services,  including mortgage  brokerage, arranging  joint ventures and equity  financing.  Also served  successively  as
                                          Executive Vice  President,  President and Vice Chairman of Sybedon  Corporation
                                          from 1977 to 1993,  which is a company  that  conducted  real estate  financial services,  including  mortgage  brokerage,  arranging joint ventures and equity financing.  In all  positions,  Mr.  Glickman  has been  engaged in real estate financial services, including mortgage brokerage,  arranging joint ventures and equity financing.

Stephen R. Blank*            53           Senior Fellow,  Finance of the Urban Land Institute  ("ULI").  Prior to joining the ULI in  December  of  1998,  Mr.  Blank  was a  Managing  Director  of CIBC
                                          Oppenheimer  Corp.  ("Oppenheimer") since  November 1, 1993.  Prior to joining
                                          Oppenheimer,  Mr. Blank was a Managing Director, Real





                                          Estate Corporate Finance, of Cushman & Wakefield,  Inc. for four years. Prior to that,  Mr. Blank  was associated  for  ten  years  with  Kidder,  Peabody  & Co.
                                          Incorporated as a Managing  Director of the firm's Real Estate Group.  Mr. Blank graduated  from Syracuse  University in 1967 and was awarded a Masters Degree in
                                          Business  Administration  (Finance Concentration) by Adelphi University in 1971.
                                          He is a member of the Urban  Land  Institute  and the  American  Society of Real
                                          Estate Counselors.  He has lectured before the Practising Law Institute, the New
                                          York  University  Real  Estate  Institute,  the  Urban  Land  Institute  and the
                                          International  Council of  Shopping  Centers.  He is a Trustee of the  Crohn's &
                                          Colitis  Foundation of America,  Inc. and a Trustee of RPS since 1990. Mr. Blank is also a trustee  of  Ramco-Gershenson  Properties  Trust  (formerly  named RPS
                                          Realty Trust).

Edward Blumenfeld            58           A principal of Blumenfeld  Development  Group,  Ltd., a real estate development firm  principally  engaged in the  development of commercial  properties  since
                                          1978.

Samuel M. Eisenstat          59           Engaged  in  the  private  practice  of law  for  more  than  five  years.  Mr.
                                          Eisenstat  serves as a director of various  mutual funds managed by Sun America
                                          Asset  Management and of the North European Oil Royalty  Trust.  Mr.  Eisenstat
                                          received a B.S. degree from New York University  School of Commerce in 1961 and graduated from New York University School of Law.

Arthur H. Goldberg*          56           President of Manhattan Associates,  LLC, a merchant and investment banking firm since  February  1994.  Prior to that,  Mr.  Goldberg  was  Chairman of Reich &
                                          Company,  Inc.,  (formerly Vantage Services,  Inc.), a securities brokerage and investment  brokerage  firm,  from January 1990 to December 1993. Mr.  Goldberg was  employed by  Integrated  Resources,  Inc.  from its  inception in December
                                          1968,  as  President  and Chief  Operating  Officer  from May 1973 and as Chief
                                          Executive  Officer  from  February  1989 until  January  1990.  On February 13,
                                          1990, Integrated Resources,  Inc. filed a voluntary petition for reorganization under Chapter 11 of the United States  Bankruptcy Code. Mr. Goldberg has been a member of the Bar of the State of New York  since  1967.  He is a  graduate  of
                                          New York  University  School of Commerce and its School of Law.  Trustee of RPS
                                          since  1988.  Mr.  Goldberg  is also a trustee of  Ramco-Gershenson  Properties
                                          Trust (formerly named RPS Realty Trust).

William A. Rosoff            55           Vice-Chairman  of Advanta  Corporation,  a financial  services company,  since
                                          January 1996. Prior thereto, Mr. Rosoff was associated with the law firm of Wolf,
                                          Block,  Schorr




                                          and Solis-Cohen  since 1969, a partner since 1975. Mr. Rosoff is a past chairman of that firm's Executive Committee and is a past chairman of its tax department.
                                          Mr. Rosoff  serves on the Legal  Activities  Policy Board of Tax  Analysts,  the
                                          Advisory Board for Warren,  Gorham and Lamont's Journal of Partnership Taxation,
                                          and has served on the Tax Advisory Boards of Commerce Clearing House and Little,
                                          Brown and Company. Mr. Rosoff also serves on the Advisory Group for the American
                                          Law Institute's  ("ALI") ongoing Federal Income Tax Project; as a consultant for the ALI's current study of the Taxation of Pass-Through Entities. He is a fellow of the American College of Tax Counsel.

                                          Mr.  Rosoff  serves as a member of the Board of Directors  of the  Philadelphia
                                          Chapter  of the  American  Jewish  Congress  and is a  member  of the  Board of
                                          Regents of the  Philadelphia  chapter of the American  Society for  Technician.
                                          Mr.  Rosoff  earned a B.S.  degree with honors from Temple  University in 1964, and earned an L.L.B.  magna cum laude from the University of  Pennsylvania  Law
                                          School in 1967.

Edwin R. Frankel             53           Since the  inception  of the Trust in May 1996,  Mr.  Frankel has served as its
                                          Executive Vice  President,  Chief  Financial  Officer,  Secretary and Principal
                                          Financial and  Accounting  Officer.  From 1988 to 1992,  Mr.  Frankel served as
                                          Vice  President  and Chief  Financial  Officer  of RPS and from 1992 to 1996 as
                                          Senior Vice President, Chief Financial Officer and Treasurer of RPS.

-------------------------------
*  Designates status as a Continuing Trustee.

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

Item 11.  Executive Compensation.

Executive Officers

           Mr.  Pashcow  receives  no  cash  compensation  for  serving  as  an
executive   officer  of  the  Trust.  Mr.  Frankel   receives   compensation  of
approximately $158,000 per annum pursuant to an employment contract entered into between the Trust and Mr. Frankel on June 11, 1998.

                           SUMMARY COMPENSATION TABLE


                                                               Annual Compensation
                                                               -------------------
                                                                                    Awards
Name and Principal                                             Other Annual         Restricted Stock
Position                     Year    Salary ($)    Bonus ($)   Compensation ($)     Awards($)
--------------------------   ----    ----------    ---------   ----------------     ----------------
Edwin R. Frankel*            1996     54,067           --            --                --
Executive Vice President,    1997    100,672**          --          7,122               --
Chief Financial Officer      1998    146,634            --          3,762***               --
and Secretary





                                    Long Term Compensation
                                    ----------------------

Name and Principal                  Securities Underlying      Payout LTIP
Position                     Year   Options/SARs ($)           Payouts ($)
--------------------------   ----   --------------------       -----------
Edwin R. Frankel*            1996           --                      --
Executive Vice President,    1997           --                      --
Chief Financial Officer      1998           --                      --
and Secretary





------------------------------
*   No other executive officer received compensation in excess of $100,000.
** Compensation was $79,040 per annum based on working two days per week, plus an amount on a per diem basis at the same rate, for any additional time spent working on Trust matters.
*** Includes approximately $1,000 in imputed interest under the Frankel Note (as defined below).

           The Trust had no compensation committee, however all of the Trustees participated in deliberations of the registrant's board of trustees concerning executive officer compensation.

           On June 11, 1998, the Trust entered into an employment agreement with Mr. Frankel (the "Frankel Employment Agreement"), which provided Mr. Frankel with a base salary of $158,000 (as adjusted from time to time, the "Base Salary") per annum. The term of the Frankel Employment Agreement is from June 11, 1998 until the date of a "change of control" of the Trust (as defined in the Frankel Employment Agreement) unless earlier terminated by either Mr. Frankel or the Trust upon written notice. The Frankel Employment Agreement also provides that Mr. Frankel will be entitled to a one-time payment upon the liquidation of the Trust or a Change in Control of 150% of Mr. Frankel's Base Salary as in effect at such time. In addition, the Frankel Employment Agreement provides for a loan from the Trust to Mr. Frankel in the principal amount of $37,500, which loan is evidenced by a promissory note, dated June 11, 1998, made by Mr. Frankel in favor of the Trust (the "Frankel Note"). The Frankel Note will be canceled upon the occurrence of certain conditions, including a Change of Control or liquidation of the Trust.

Trustees

           The Trustees do not receive any compensation for serving as trustees and likewise will not receive any compensation for attending meetings or for serving on any committees of the Board of Trustees; however, Trustees will receive reimbursement of travel and other expenses and other out-of-pocket disbursements incurred in connection with attending any meetings.

           During 1998, Messrs. Edwin Glickman and Edward Blumenfeld each received fees of $64,000 in connection with services they provided to the Trust as members of the Disposition Committee.

           During 1997, Messrs. Edwin Glickman and Edward Blumenfeld each received fees of $56,250 in connection with services they provided to the Trust as members of the Disposition Committee. During 1996, Mr. Glickman received fees of $80,000 and Mr. Blumenfeld received fees of $45,000, in each case, in connection with services provided to the Trust as members of the Disposition Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

           As of March 9, 1999, each of the following persons were known by the Trust to be the beneficial owners of more than five percent of the Shares of the Trust.

                                                                                     AMOUNT AND
                                                                                     NATURE OF
                                                                                     BENEFICIAL          PERCENT OF
TITLE OF CLASS                   NAME AND ADDRESS OF BENEFICIAL OWNER                OWNERSHIP              CLASS
--------------                   ------------------------------------                ----------          ---------


Shares of beneficial interest    Private Management Group, Inc., an investment         692,055(1)         19.43%
$.01 par value                   advisor in a fiduciary capacity, 20 Corporate
                                 Park, Suite 400
                                 Irvine, CA 92606

Shares of beneficial interest    Kimco Realty Corporation                              314,098(2)          8.8%
$.01 par value                   3333 New Hyde Park Rd.
                                 New Hyde Park, NY 11042

Shares of beneficial interest    Milton Cooper                                         496,979(3)         14.0%
$.01 par value                   c/o Kimco Realty Corporation
                                 3333 New Hyde Park Rd.
                                 New Hyde Park, NY 11042

Shares of beneficial interest    Gotham Partners, L.P., et al.                         224,011(4)          6.33%
$.01 par value                   110 East 42nd Street, 18th Floor
                                 New York, NY  10017

Shares of beneficial interest    Magten Asset Management Corp.                         205,100(5)          5.8%
$.01 per share                   35 East 21st Street
                                 New York, NY  10010

-----------------
(1) Based upon Schedule 13G/A filing with the Securities and Exchange Commission, filed on January 20, 1999.
(2) Based upon Schedule 13D/A filing with the Securities and Exchange Commission, filed on May 1, 1998.
(2) Based upon a Schedule 13D/A filing with the Securities and Exchange Commission, filed on May 1, 1998, and information provided to the Trust by Kimco Realty Corporation. Includes 29,824 shares owned by Mr. Cooper, which are beneficially owned with sole voting and disposition power and 464,028 shares for which Kimco Realty Services, Inc., of which Mr. Cooper owns 60% of the outstanding voting common stock, has shared voting and disposition power.
(3) Based upon Schedule 13G filing with the Securities and Exchange Commission, filed on January 20, 1999. Of the 224,011 shares beneficially owned by this group, 191,069 shares are solely owned by Gotham Partners, L.P., 30,300 shares are solely owned by Gotham International Advisors, L.L.C. ("Gotham L.L.C.") and 2,642 are solely owned by Gotham Partners III, L.P. Gotham L.L.C. serves as the investment manager to Gotham Partners International, Ltd. which has an address c/o Goldman Sachs (Cayman) Trust, Limited, Harbour Centre, 2nd Floor, P.O. Box 896, George Town, Grand Cayman, Cayman Islands, British West Indies.
(5) Based upon Schedule 13G filing with the Securities and Exchange Commission, filed on January 12, 1999. Of the 205,100 shares beneficially owned, 100,500 shares are owned with shared power to vote or direct the vote of such shares and all 205,100 shares are owned with shared power to dispose or direct the disposition of such shares.

Item 13.  Certain Relationships and Related Transactions.

           Set forth below is information as to the Shares beneficially owned as of March 10, 1997 by each of the Trustees, each of the executive officers included in the Summary Compensation Table set forth in Item 11 and all Trustees and executive officers as a group, based on information furnished by each Trustee and executive officer.

Name of Trustee/                             Shares Owned
Executive Officer                            Beneficially(1)   Percent of Class
-----------------                            ---------------   ----------------

Joel M. Pashcow      .....................     94,154(2)         2.62%
Herbert Liechtung    .....................     11,906(3)           *
Arthur H. Goldberg   .....................     24,487(4)           *
William A. Rosoff    .....................        125(5)           *
Stephen R. Blank     .....................        981(6)           *
Edward Blumenfeld    .....................        125              *
Samuel M. Eisenstat  .....................      1,125(7)           *
Edwin J. Glickman    .....................          0              *
Edwin R. Frankel     .....................          0              *
All Trustees and
    Executive Officers as a group (9 persons) 130,903          3.68%

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

                          INDEX TO FINANCIAL STATEMENTS
                                                                                                                           Page
                                                                                                                           ----


Financial Statements - Atlantic Realty Trust and Subsidiary (Liquidation Basis)

   Independent Auditors' Report........................................................................................     F-2
   Consolidated Statements of Net Assets in Liquidation at December 31, 1998 and 1997..................................     F-3
   Consolidated Statements of Changes in Net Assets in Liquidation for the Years Ended
     December 31, 1998, 1997 and the Period May 11, 1996 through December 31, 1996.....................................     F-4
   Notes to Consolidated Financial Statements..........................................................................     F-5-8

Financial Statements - Net Assets to be Transferred to Atlantic Realty Trust
   (Going Concern Basis)

   Independent Auditors' Report........................................................................................     F-9
   Combined Statements of Operations for the Period January 1, 1996 through
     May 10, 1996 (Date of Transfer)...................................................................................     F-10
   Combined Statement of Shareholders' Equity for the Period January 1, 1996
     through May 10, 1996 (Date of Transfer)...........................................................................     F-11
   Combined Statement of Cash Flows for the Period January 1, 1996 through
     May 10, 1996 (Date of Transfer)...................................................................................     F-12
   Notes to Combined Financial Statements for the Period January 1, 1996 through
     May 10, 1996 (Date of Transfer)...................................................................................     F-13-17

                          INDEPENDENT AUDITORS' REPORT


To the Board of Trustees of
  ATLANTIC REALTY TRUST

        We have audited the accompanying consolidated statements of net assets in liquidation of Atlantic Realty Trust and subsidiaries (the "Trust") at December 31, 1998 and 1997, and the related consolidated statements of changes in net assets in liquidation for the years ended December 31, 1998, 1997 and the period May 11, 1996 through December 31, 1996. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the net assets in liquidation of the Trust at December 31, 1998 and 1997 and the changes in its net assets in liquidation for the years ended December 31, 1998, 1997 and the period May 11, 1996 through December 31, 1996 in conformity with generally accepted accounting principles on the basis described in the preceding paragraph.

        As discussed in Notes 1 and 6 to the consolidated financial statements, because of the inherent uncertainty of valuation when an entity is in liquidation, the amounts ultimately realized from assets disposed and costs incurred to settle liabilities may differ materially from amounts presented in the accompanying financial statements.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
New York, New York

March 11, 1999


                           REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)

                                                          December 31, 1998             December 31, 1997
                                                          -----------------             -----------------

ASSETS:

Investments in real estate..................              $     38,625,000              $      41,327,000
 Cash and short-term investments............                    21,751,057                     15,635,910
                                                          ----------------              -----------------
     Total assets...........................                    60,376,057                     56,962,910
                                                          ----------------              -----------------

LIABILITIES:

Estimated costs of liquidation..............                     4,164,168                      2,914,206
                                                          ----------------              -----------------
     Total liabilities......................                     4,164,168                      2,914,206
                                                          ----------------              -----------------
Net assets in liquidation...................              $     56,211,889              $      54,048,704
                                                          ================              =================



                       See notes to consolidated financial statements.

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)



                                                            For the Year Ended          For the Year Ended        For the Period
                                                               December 31,                December 31,           May 11, 1996 to
                                                                   1998                        1997              December 31, 1996
                                                        ----------------------       ----------------------      -----------------
Net assets in liquidation, beginning of
Period...........................................       $     54,048,704             $     47,615,764             $    44,864,215
Distributions payable                                           -                            -                         (1,389,006)
Adjustments to reflect liquidation basis of
Accounting.......................................              2,163,185                    6,432,940                   4,140,555
                                                        ----------------             ----------------------    ---------------------
Net assets in liquidation........................       $     56,211,889             $    54,048,704              $    47,615,764
                                                        ========================     ======================    =====================





                       See notes to consolidated financial statements.

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Liquidation Basis of Accounting)

1.         Organization and Significant Accounting Policies

           Atlantic Realty Trust (the "Trust"), a Maryland real estate investment trust, was formed on July 27, 1995 for the purpose of liquidating its interests in real properties, the mortgage loan portfolio and certain other assets and liabilities which were transferred to the Trust from RPS Realty Trust ("RPS") on May 10, 1996 (the "Spin-Off Transaction"). The Trust had no operations from the date of formation to the date of the Spin-Off Transaction. The Trust adopted the liquidation basis of accounting as of the date of the Spin-Off Transaction based on its intention to liquidate its assets or merge or combine operations with another real estate entity within eighteen months from the date of the Spin-Off Transaction. The Trust intends to conduct its operations with the intent of meeting the requirements applicable to a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). RPS conducts its operations with the intent of meeting the requirements applicable to a REIT under Sections 856 through 860 of the Code. As a result, the Trust will have no current and deferred tax liabilities. See Note 5 for current developments.

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

2.         Investments in Real Estate

                                                              Estimated Net Realized Value
                                                          December 31,           December 31,
Property                       Location                       1998                    1997
                                                         -------------------    ---------------

Hylan Shopping Center          Staten Island, NY         $  38,625,000          $   37,725,000
Norgate Shopping Center        Indianapolis, IN                  -                   3,602,000
                                                         -------------          --------------
                                                         $  38,625,000          $   41,327,000
                                                         =============          ==============

(a) Includes estimated cash flows using a disposition period of twelve months. Realized values may differ depending on actual disposition results and time periods.

(b) On February 25, 1998, the Trust sold the Norgate Shopping Center for $3,850,000 and received net proceeds of approximately $3,242,000.

(c) On July 1, 1997, the Trust received net proceeds of $1,045,000 for the sale of the 9 North Wabash Building.

3.       Shares Outstanding

         The weighted average number of common shares outstanding for the periods ended December 31, 1998, 1997, and 1996 was 3,561,553, respectively.

4.         Short-Term Investments

           Short-term investments at December 31, 1998 and 1997, consist primarily of Certificates of Deposit at a major New York bank of $20,000,000 and $14,750,000, respectively, bearing interest at a fixed rate of 4.50% and 5.00%, respectively.

5.         Income Taxes

          Even though the Trust will not be subject to income taxes as discussed in Note 1, since the Trust is a public enterprise it is required to reconcile the net difference between the assets and liabilities for tax purposes and financial reporting, in accordance with the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes," such differences in basis are not material.

           During the third quarter of 1994, RPS held more than 25% of the value of its gross assets in overnight Treasury Bill reverse repurchase transactions which the Internal Revenue Service ("IRS") may view as non-qualifying assets for the purposes of satisfying an asset qualification test applicable to REITs, based on a Revenue Ruling published in 1977 (the "Asset Issue"). RPS requested that the IRS enter into a closing agreement with RPS that the Asset Issue would not impact RPS' status as a REIT. The IRS declined such request. In February 1995, the IRS initiated an examination of the 1991-1995 income tax returns of RPS (the "RPS Audit" and, together with the Asset Issue, the "RPS Tax Issues"). Based on developments in the law which occurred since 1977, RPS' tax counsel, Battle Fowler LLP, rendered an opinion that RPS' investment in Treasury Bill repurchase obligations would not adversely affect its REIT status. However, such opinion is not binding upon the IRS.

           In connection with the Spin-Off Transaction, the Trust assumed all tax liability arising out of the RPS Tax Issues (other than liability that relates to events occurring or actions taken by RPS following the date of the Spin-Off Transaction) pursuant to a tax agreement, dated May 10, 1996, by and between RPS and the Trust, which provides that RPS (now named Ramco-Gershenson Properties Trust) under the direction of four trustees, each of whom are trustees of both RPS and the Trust (the "Continuing Trustees") and not the Trust, will control, conduct and effect the settlement of any tax claims against RPS relating to the RPS Tax Issues. Accordingly, the Trust does not have any control as to the timing of the resolution or disposition of any such claims and no assurance can be given that the resolution or disposition of any such claims will be on terms or conditions as favorable to the Trust as if they were resolved or disposed of by the Trust. RPS and the Trust also have received an opinion from Wolf, Block, Schorr and Solis-Cohen LLP (the "Special Tax Counsel") that, to the extent there is a deficiency in RPS distributions arising out of the IRS examination, and provided RPS timely makes a deficiency dividend (i.e. declares and pays a distribution which is permitted to relate back to the year for which each deficiency was determined to satisfy the requirement that a REIT distribute 95 percent of its taxable income), the classification of RPS as a REIT for the taxable years under examination would not be affected.

           As of December 31, 1998, the Trust has not been required to perform its indemnity with respect to the RPS Tax Issues other than with respect to legal fees and expenses paid in connection with the IRS' ongoing examination. On March 1, 1999, the IRS revenue agent conducting the examination issued his examination report (the "Revenue Agent's Report") with respect to the tax issues in the RPS Tax Audit, including the RPS Tax Issues. The Revenue Agent's Report sets forth a number of positions which the IRS examining agent has taken with respect to the RPS Tax Issues for the years that are subject to the RPS Audit, which Special Tax Counsel to the Continuing Trustees believes are not consistent with applicable law and regulations of the IRS. One of the positions, the acquisition of assets by RPS that could be viewed as nonqualifying assets for REIT purposes, has been addressed in the opinion letter of counsel referred to above. In addition, the IRS revenue agent has proposed to disallow the deductions for bad debts and certain other items claimed by RPS in the years under examination. In reaching his conclusion with respect to the deduction for bad debts, the IRS revenue agent has disregarded the fact that the values actually obtained for assets corresponded to the values used by RPS in determining its bad debt deductions. If all of the positions taken in the Revenue Agent's Report were to be sustained, RPS, with funds supplied by the Trust, would have to distribute up to approximately $16.5 million to its shareholders, in accordance with the procedures for deficiency dividends, in order to preserve its status as a REIT and could, in addition, be subject to taxes, interest and penalties up to approximately $24 million through March 15, 1999. The issuance of the Revenue Agent's Report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in RPS' tax liability for the years at issue and any adverse determination by the IRS revenue agent is subject to administrative appeal with the IRS and, thereafter, to judicial review. As noted above, the Revenue Agent's Report sets forth a number of positions which Special Tax Counsel to RPS and the Trust believe are not consistent with applicable law and regulations of the IRS. The Trust has been informed that RPS intends to file an administrative appeal challenging the findings contained in the Revenue Agent's Report.

6.         Dividends/Distributions to Shareholders

           Under the Internal Revenue Code, a REIT must meet certain qualifications, including a requirement that it distribute annually to its shareholders at least 95 percent of its taxable income. The Trust's policy is to distribute to shareholders all taxable income. There were no dividends in 1998 and 1997. Dividend distributions for the year ended December 31, 1996 are summarized as follows:

Record Date                   Distribution            Payment
-----------                   ------------            -------

December 26, 1996             $.39 per share          January 21, 1997

7.         Commitments

           The Trust leases approximately 4,800 square feet of office space at 747 Third Avenue, New York, New York at an annual base rent of approximately $185,000. This lease will expire on October 31, 1999. Subsequent to year-end, the Trust extended the lease for an additional twelve months at an annual base rental of approximately $195,000.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Trustees of
  RPS REALTY TRUST AND
  ATLANTIC REALTY TRUST

           We have audited the accompanying combined statements of shareholders' equity of the Net Assets to be Transferred to Atlantic Realty Trust and the related combined statements of operations and cash flows for the period January 1, 1996 through May 10, 1996 (Date of Transfer). These combined financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, such combined financial statements present fairly in all material respects, the results of operations and cash flows for the period January 1, 1996 through May 10, 1996 (Date of Transfer) in conformity with generally accepted accounting principles.

          As more fully described in Note 1, Atlantic Realty Trust was obligated to adopt the liquidation basis of accounting upon completion of the Transaction. The accompanying combined financial statements do not give effect to the adjustments if any, to be recorded at such time.


/s/Deloitte & Touche LLP

 New York, New York
 March 28, 1997
(March 11, 1999 as to Note 3)

                         NET ASSETS TO BE TRANSFERRED TO
                              ATLANTIC REALTY TRUST
                        COMBINED STATEMENTS OF OPERATIONS

                                                              For the Period
                                                              January 1, 1996
                                                                 Through
                                                               May 10, 1996
                                                            (Date of Transfer)
                                                            ------------------


REVENUES:
  Interest income..................................           $     1,014,205
   Contingent interest and fee income..............                     -
  Rental income....................................                   241,402
                                                              ---------------

           Total revenues..........................                 1,255,607
                                                              ---------------

EXPENSES:
  Loss on disposition of mortgage loan.............                   128,886
  General and administrative expenses..............                   321,197
  Property operating...............................                    63,285
  Real estate tax..................................                   110,161
  Depreciation.....................................                    36,491
                                                              ---------------

           Total expenses..........................                   660,020
                                                              ---------------


Net Income ........................................           $       595,587
                                                              ===============



                  See notes to combined financial statements.

                         NET ASSETS TO BE TRANSFERRED TO
                              ATLANTIC REALTY TRUST
                   COMBINED STATEMENT OF SHAREHOLDERS' EQUITY
               FOR THE PERIOD JANUARY 1, 1996 THROUGH MAY 10, 1996
                               (DATE OF TRANSFER)





                                                           Additional                                                     Total
                      Number of                            Paid-in          Cumulative           Cumulative          Shareholders'
                       Shares             Amount           Capital           Earnings          Distributions             Equity
                       ------             ------           -------           --------          -------------             ------


BALANCE:
   January 1, 1996      28,492,421    $  2,849,242        $  195,591,125   $  49,641,307     $   (194,914,998)   $     53,166,676

   Net Income                                                                    595,587                                  595,587

   Distributions                                                                                   (9,994,955)         (9,994,955)

   Net Assets
     Transferred       (28,492,421)     (2,849,242)         (195,591,125)    (50,236,894)         204,909,953          43,767,308
                     -------------     --------------     -----------------   ------------      ----------------    ----------------

BALANCE:
   May 10, 1996
(Date of Transfer)   $           0    $             0     $               0   $           0    $              0    $              0
                     =============    ===============     =================   =============    ================    ================





                         See notes to combined financial statements.


                         NET ASSETS TO BE TRANSFERRED TO
                              ATLANTIC REALTY TRUST
                        COMBINED STATEMENTS OF CASH FLOWS

                                                                                          For the Period
                                                                                          January 1, 1996
                                                                                             Through
                                                                                           May 10, 1996
                                                                                        (Date of Transfer)
                                                                                        ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................................         $      595,587
  Adjustments to reconcile net income to
    net cash provided by operating activities
        Loss on disposition of mortgage loan....................................                128,886
        Depreciation............................................................                 36,491
        Changes in operating assets and liabilities:
          Interest and accounts receivable......................................                352,813
          Accounts payable and deferred
             commitment fees....................................................              1,149,735
                                                                                         --------------

           Net cash provided by operating activities............................              2,263,512
                                                                                         --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Satisfaction of mortgage loans receivable.....................................              3,416,564
  Investment in real estate.....................................................             (1,933,762)
                                                                                         --------------

           Net cash provided by investing activities............................              1,482,802
                                                                                         --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of financing.........................................................              5,550,000
  Distribution to RPS Realty Trust..............................................             (9,994,955)
                                                                                         ---------------

           Net cash used in financing activities................................             (4,444,955)
                                                                                         ---------------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS.............................................................               (698,641)

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD...........................................................              3,356,995
                                                                                         --------------

CASH AND CASH EQUIVALENTS END OF PERIOD.........................................         $    2,658,354
                                                                                         ==============

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Investment in real estate.....................................................         $   25,455,310
  Interest and accounts receivable..............................................             (6,275,000)
  Use (recovery) of provision for possible loan losses..........................              5,819,690
  Gross mortgage receivable exchanged for real estate...........................            (25,000,000)



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

1.         ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

          Atlantic Realty Trust (the "Trust") is a newly formed Maryland real estate investment trust formed as a condition of the Spin-Off Transaction described in Note 4 for the transfer from RPS Realty Trust ("RPS") of the remaining mortgage loan portfolio, as well as certain other assets and liabilities ("Net Assets").

          The combined financial statements reflect the Net Assets and the related results of their operations for the period presented. Historical performance of the Net Assets is presented as if those assets were separately managed. Under the provisions of its Declaration of Trust, the Trust is obligated to make a final liquidating distribution of the net cash proceeds attributable to the sale or other disposition of the Trust's assets within 18 months, or to merge or combine operations with another real estate entity during such 18-month period, unless on or before such date the holders of at least two-thirds of the Trust's outstanding shares approve the extension of such date or such date is automatically extended without a shareholder vote because a contingent tax liability relating to RPS that has been assumed by the Trust has not been satisfactorily resolved. In the event that at the end of such 18-month period, the Trust is unable to dispose of all of its assets, and the shareholders of the Company have not approved an extension of such date, the Trust will appoint an independent third party to liquidate the Trust's remaining assets.

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

          Certain common payroll and other general and administrative expenses have been allocated to the Net Assets based on the average of the weighted average of the Trust's total revenue to the total revenue of RPS. Such average was 9 percent for the period January 1, 1996 through May 10, 1996 (Date of Transfer).

      The following is a summary of significant accounting policies followed in the preparation of the historical financial statements of the Net Assets:

      a. Income Tax Status - The Trust intends to conduct its operations with the intent of meeting the requirements applicable to a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). RPS conducts its operations with the intent of meeting the requirements applicable to a REIT under Sections 856 through 860 of the Code. As a result, the Trust will have no current and deferred tax liabilities. See Note 3 for current developments.

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

      f. Allocation of Distributions - Net Cash flows from operating, financing and investing activities are those amounts which would have been distributed to RPS or received from RPS to the extent required to fulfill the cash contributions of RPS to the Operating Partnership, as described in Note 7.

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

3.         TAX CONTINGENCY

           During the third quarter of 1994, RPS held more than 25% of the value of its gross assets in overnight Treasury Bill reverse repurchase transactions which the Internal Revenue Service ("IRS") may view as non-qualifying assets for the purposes of satisfying an asset qualification test applicable to REITs, based on a Revenue Ruling published in 1977 (the "Asset Issue"). RPS requested that the IRS enter into a closing agreement with RPS that the Asset Issue would not impact RPS' status as a REIT. The IRS declined such request. In February 1995, the IRS initiated an examination of the 1991-1995 income tax returns of RPS (the "RPS Audit" and, together with the Asset Issue, the "RPS Tax Issues"). Based on developments in the law which occurred since 1977, RPS' tax counsel, Battle Fowler LLP, rendered an opinion that RPS' investment in Treasury Bill repurchase obligations would not adversely affect its REIT status. However, such opinion is not binding upon the IRS.

           In connection with the Spin-Off Transaction, the Trust assumed all tax liability arising out of the RPS Tax Issues (other than liability that relates to events occurring or actions taken by RPS following the date of the Spin-Off Transaction) pursuant to a tax agreement, dated May 10, 1996, by and between RPS and the Trust, which provides that RPS (now named Ramco-Gershenson Properties Trust) under the direction of four trustees, each of whom are trustees of both RPS and the Trust (the "Continuing Trustees") and not the Trust, will control, conduct and effect the settlement of any tax claims against RPS relating to the RPS Tax Issues. Accordingly, the Trust does not have any control as to the timing of the resolution or disposition of any such claims and no assurance can be given that the resolution or disposition of any such claims will be on terms or conditions as favorable to the Trust as if they were resolved or disposed of by the Trust. RPS and the Trust also have received an opinion from Wolf, Block, Schorr and Solis-Cohen LLP (the "Special Tax Counsel") that, to the extent there is a deficiency in RPS distributions arising out of the IRS examination, and provided RPS timely makes a deficiency dividend (i.e. declares and pays a distribution which is permitted to relate back to the year for which each deficiency was determined to satisfy the requirement that a REIT distribute 95 percent of its taxable income), the classification of RPS as a REIT for the taxable years under examination would not be affected.

            As of December 31, 1998, the Trust has not been required to perform its indemnity with respect to the RPS Tax Issues other than with respect to legal fees and expenses paid in connection with the IRS' ongoing examination. On March 1, 1999, the IRS revenue agent conducting the examination issued his examination report (the "Revenue Agent's Report") with respect to the tax issues in the RPS Tax Audit, including the RPS Tax Issues. The Revenue Agent's Report sets forth a number of positions which the IRS examining agent has taken with respect to the RPS Tax Issues for the years that are subject to the RPS Audit, which Special Tax Counsel to the Continuing Trustees believes are not consistent with applicable law and regulations of the IRS. One of the positions, the acquisition of assets by RPS that could be viewed as nonqualifying assets for REIT purposes, has been addressed in the opinion letter of counsel referred to above. In addition, the IRS revenue agent has proposed to disallow the deductions for bad debts and certain other items claimed by RPS in the years under examination. In reaching his conclusion with respect to the deduction for bad debts, the IRS revenue agent has disregarded the fact that the values actually obtained for the assets corresponded to the values used by RPS in determining its bad debt deductions. If all of the positions taken in the Revenue Agent's Report were to be sustained, RPS, with funds supplied by the Trust, would have to distribute up to approximately $16.5 million to its shareholders, in accordance with the procedures for deficiency dividends, in order to preserve its status as a REIT and could, in addition, be subject to taxes, interest and penalties up to approximately $24 million through March 15, 1999. The issuance of the Revenue

Agent's Report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in RPS' tax liability for the years at issue and any adverse determination by the IRS revenue agent is subject to administrative appeal with the IRS and, thereafter, to judicial review. As noted above, the Revenue Agent's Report sets forth a number of positions which Special Tax Counsel to the RPS and the Trust believe are not consistent with applicable law and regulations of the IRS. The Trust has been informed that RPS intends to file an administrative appeal challenging the findings contained in the Revenue Agent's Report.

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

5.        COMMITMENTS

          In March 1995, a lease was entered into for approximately 4,863 square feet of office space at 747 Third Avenue, New York, New York. The term of the lease commenced on April 1, 1995. The lease was extended in January 1997 at an annual base rental of approximately $172,000. The lease will expire on April 30, 1998. The Trust and the landlord each have options to terminate the lease as of November 20, 1997 or as of February 28, 1998 upon 90 days' prior written notice to the other.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1999.

                                ATLANTIC REALTY TRUST

Date:  March 29, 1999           By:  /s/ Joel M. Pashcow
                                     -------------------------------------------
                                      Name: Joel M. Pashcow
                                      Title: President and Chairman of the Board


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                           Title                                        Date
   ---------                           -----                                        ----


   /s/ Joel M. Pashcow                 President and Chairman of the                March 29, 1999
   -------------------                 Board
   Joel M. Pashcow

   /s/ Edwin R. Frankel                Executive Vice President,                    March 29, 1999
   --------------------                Chief Financial Officer,
   Edwin R. Frankel                    Secretary and Principal
                                       Financial and Accounting
                                       Officer

   /s/ Herbert Liechtung               Trustee                                      March 29, 1999
   --------------------
   Herbert Liechtung

   /s/ Edwin J. Glickman               Trustee                                      March 29, 1999
   --------------------
   Edwin J. Glickman

   /s/ Stephen R. Blank                Trustee                                      March 29, 1999
   --------------------
   Stephen R. Blank

   /s/ Edward Blumenfeld               Trustee                                      March 29, 1999
   --------------------
   Edward Blumenfeld
                                       Trustee                                      March 29, 1999
   /s/ Samuel M. Eisenstat
   -----------------------
   Samuel M. Eisenstat

   /s/ Arthur H. Goldberg              Trustee                                      March 29, 1999
   ----------------------
   Arthur H. Goldberg

   /s/  William A. Rosoff              Trustee                                      March 29, 1999
   ----------------------
   William A. Rosoff


                                  Exhibit Index

The following exhibits are filed as part of this Annual Report on Form 10-K.


                                   Description

3.1 Amended and Restated Declaration of Trust of the Trust (Incorporated by reference to the Trust's definitive registration statement on Form 10, dated March 28, 1996, File No. 0-27562, Exhibit 3.1).

3.2 Amended and Restated By-Laws of the Trust (Incorporated by reference to the Turst's definitive registration statement on Form 10, dated March 28, 1996, File No. 0-27562, Exhibit 3.2).

3.3 First Amendment to Amended and Restated Declaration of Trust of the Trust (Incorporated by reference to the Trust's definitive registration statement on Form 10, dated March 28, 1996, File No. 0-27562, Exhibit 3.3).

4.1 Form of Share Certificate (Incorporated by reference to the Trust's definitive registration statement on Form 10, dated March 28, 1996, File No. 0-27562, Exhibit 4.1).

10.1 Lease Agreement, dated as of January 16, 1997, by and between Sage Realty Corporation, as the lessor, and the Trust, as the lessee (Incorporated by reference to the Trust's annual report on Form 10-K for the year ended December 31, 1996, Exhibit 10.1.)

10.2 Form of Assignment, Assumption and Indemnification Agreement between RPS Realty Trust and the Trust (Incorporated by reference to the Trust's definitive registration statement on Form 10, dated March 28, 1997, File No. 0-27562, Exhibit 10.1.)

10.3 Form of Tax Agreement between RPS Realty Trust and the Trust (Incorporated by reference to the Trust's definitive registration statement on Form 10, dated March 28, 1996, File No. 0-27562, Exhibit 10.2).

10.4 Form of Information Statement (Incorporated by reference to the Trust's definitive registration statement on Form 10, dated March 28, 1996, File No. 0-27562, Exhibit 20.1).

10.5 Employment Agreement, dated June 11, 1998, by and between the Trust and Edwin R. Frankel (Incorporated by reference to the Trust's quarterly report on Form 10-Q for the three months ended June 30, 1998, File No. 000-27198, Exhibit 10.1)

21.1       Subsidiary of the Registrant.

27.1       Financial Data Schedule.