Form 10-Q
period 1999-03-31
ATLANTIC REALTY TRUST
filed 1999-05-11
CIK 948975

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     (Mark One)
      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999
                                     -------------------------------------------

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                       to
                                     ---------------------    ------------------

      Commission File Number:  0-27562
                               -------------------------------------------------


                              ATLANTIC REALTY TRUST
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Maryland                                 13-3849655
---------------------------------------------   --------------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
              or organization)                         Identification No.)


                   747 Third Avenue, New York, New York 10017
          ------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (212) 702-8561
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         The number of shares of beneficial interest, par value $.01 per share, outstanding on May 10, 1999 was 3,561,553.

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

Part I -- FINANCIAL INFORMATION                                                                    PAGE NO.
                                                                                                   --------
Item 1. Financial Statements.

         Consolidated Statements of Net Assets in Liquidation
         March 31, 1999 and December 31, 1998.............................................................1

         Consolidated  Statements  of Changes in Net  Assets in  Liquidation
         Period January 1, 1999 through March 31, 1999
         and Period January 1, 1998 through March 31, 1998................................................2

         Notes to Consolidated Financial Statements.......................................................3

Item 2. Management's Discussion and Analysis of Financial Condition and Liquidation Activities............6

Part II -- OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................7

Item 2.  Changes in Securities and Use of Proceeds........................................................7

Item 3.  Defaults Upon Senior Securities..................................................................7

Item 4.  Submission of Matters to a Vote of Security Holders..............................................7

Item 5.  Other Information................................................................................7

Item 6.  Exhibits and Reports on Form 8-K.................................................................7

Signatures................................................................................................8

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                      ATLANTIC REALTY TRUST AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)



                                                            March 31, 1999      December 31, 1998
                                                            --------------      -----------------
ASSETS

Investments in Real Estate................................   $  37,775,000        $ 38,625,000
Cash and Short Term Investments...........................      22,778,837          21,751,057
                                                             -------------        ------------
                Total Assets..............................   $  60,553,837        $ 60,376,057
                                                             =============        ============


LIABILITIES

Estimated Costs of Liquidation ...........................   $   4,240,418        $  4,164,168
                                                             -------------        ------------
                 Total Liabilities........................   $   4,240,418        $  4,164,168
                                                             -------------        ------------

Net Assets in Liquidation.................................   $  56,313,419        $ 56,211,889
                                                             =============        ============












                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)


                                            For the Period      For the Period
                                          January 1, 1999 to  January 1, 1998 to
                                            March 31, 1999      March 31, 1998
                                          ------------------  ------------------

Net Assets in Liquidation
   Beginning of Period                        $56,211,889         $54,048,704
Adjustments to Reflect
   Liquidation Basis of Accounting                101,530             459,671
                                              -----------         -----------
Net Assets in Liquidation End of Period       $56,313,419         $54,508,375
                                              ===========         ===========



















                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Organization and Significant Accounting Policies:

          Atlantic Realty Trust (the "Trust"), a Maryland real estate investment trust, was formed on July 27, 1995 for the purpose of liquidating its interests in real properties, a mortgage loan portfolio and certain other assets and liabilities which were transferred to the Trust from Ramco-Gershenson Properties Trust (formerly named RPS Realty Trust) ("RPS") on May 10, 1996 (the "Spin-Off Transaction"). The Trust had no operations from the date of formation to the date of the Spin-Off Transaction. The Trust adopted the liquidation basis of accounting as of the date of the Spin-Off Transaction based on its intention to liquidate its assets or merge or combine operations with another real estate entity within eighteen months from the date of the Spin-Off Transaction.

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

2.        Investments in Real Estate:
                                                             Estimated Net
Property                      Location               Realizable Value 3/31/99(a)
--------                      --------               ---------------------------
Hylan Shopping Center      Staten Island, NY                  $37,775,000

------------------

(a) Includes estimated cash flows using a disposition period of 9 months. Realized values may differ depending on actual disposition results and time period.

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

3.        Shares Outstanding:

          The weighted average number of common shares outstanding for the period ending March 31, 1999 was 3,561,553.

4.        Short-Term Investments:

          Short-term investments at March 31, 1999 consist primarily of a Certificate of Deposit at a major New York bank of $21,000,000 bearing interest at a fixed rate of 3.70%.

5.        Tax Contingency:

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

          As of March 31, 1999, the Trust has not been required to perform its indemnity obligation with respect to the RPS Tax Issues other than with respect to legal fees and expenses paid in connection with the IRS' ongoing examination. On March 1, 1999, the IRS revenue agent conducting the examination issued his examination report (the "Revenue Agent's Report") with respect to the tax issues in the RPS Tax Audit, including the RPS Tax Issues. The Revenue Agent's Report sets forth a number of positions which the IRS examining agent has taken with respect to the RPS Tax Issues for the years that are subject to the RPS Audit, which Special Tax Counsel to the Continuing Trustees believes are not consistent with applicable law and regulations of the IRS. One of the positions, the acquisition of assets by RPS that could be viewed as nonqualifying assets for REIT purposes, has been addressed in the opinion letter of counsel referred to above. In addition, the IRS revenue agent has proposed to disallow the deductions for bad debts and certain other items claimed by RPS in the years under examination. In reaching his conclusion with respect to the deduction for bad debts, the IRS revenue agent has disregarded the fact that the values actually obtained for assets corresponded to the values used by RPS in determining its bad debt deductions. If all

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

of the positions taken in the Revenue Agent's Report were to be sustained, RPS, with funds supplied by the Trust, would have to distribute up to approximately $16.5 million to its shareholders, in accordance with the procedures for deficiency dividends, in order to preserve its status as a REIT and could, in addition, be subject to taxes, interest and penalties up to approximately $24 million through March 15, 1999. The issuance of the Revenue Agent's Report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in RPS' tax liability for the years at issue and any adverse determination by the IRS revenue agent is subject to administrative appeal with the IRS and, thereafter, to judicial review. As noted above, the Revenue Agent's Report sets forth a number of positions which Special Tax Counsel to RPS and the Trust believe are not consistent with applicable law and regulations of the IRS. The Trust has been informed that RPS has filed an administrative appeal challenging the findings contained in the Revenue Agent's Report.

Item 2. Management's Discussion and Analysis of Financial Condition and Liquidation Activities.

Capital Resources and Liquidity

          At March 31, 1999, the Trust owned one retail property (Hylan Plaza Shopping Center, located in Staten Island, New York) as well as cash and certain other assets, which include furniture, fixtures and equipment. The Trust does not intend to make new loans or actively engage in either the mortgage lending or the property acquisition business.

          The Trust's primary objective has been to liquidate its assets in an eighteen-month period from the date of the Spin-Off Transaction while realizing the maximum values for such assets; however because the RPS Tax Issues have not been satisfactorily resolved, the Trust has continued its business beyond such period. Although the Trust considers its assumptions and estimates as to the values and timing of such liquidations to be reasonable, the period of time to liquidate the assets and distribute the proceeds of such assets is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Trust's control. There can be no assurance that the net values ultimately realized and costs actually incurred for such assets will not materially differ from the Trust's estimates.

          The Trust believes that cash and cash equivalents on hand, proceeds generated by the remaining property and the proceeds from the eventual sale of such property will be sufficient to support the Trust and meet its obligations. As of March 31, 1999, the Trust had approximately $22,216,000 in cash and short-term investments.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          Not applicable.

Item 2.   Changes in Securities and Use of Proceeds.

          Not applicable.

Item 3.   Defaults Upon Senior Securities.

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Not applicable.

Item 5.   Other Information.

          Pursuant to the terms of the Trust's Amended and Restated Declaration of Trust, the Trust was to continue for a period of 18 months from the date of the Spin-Off Transaction (which 18-month period ended on November 10, 1997), subject to, among certain other things, satisfactory resolution of the RPS Tax Issues. Because the RPS Tax Issues have not yet been satisfactorily resolved, the Trust has continued its business past that date. The Trust cannot currently estimate the timing of the future satisfactory resolution of the RPS Tax Issues. Accordingly, the Trust will continue until there is a final determination of these issues.

Item 6.   Exhibits and Reports on Form 8-K.

1. Exhibits: The registrant has filed the following exhibit as a part of this Quarterly Report on Form 10-Q:

          Exhibit Number                 Description
          --------------                 -----------

          27.1                           Financial Data Schedule

2. The registrant has not filed any reports on Form 8-K for the three month period ended March 31, 1999.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ATLANTIC REALTY TRUST
                                     (Registrant)


Date: May 11, 1999            /s/ Joel M. Pashcow
                              ------------------------------------
                              Name:     Joel M. Pashcow
                              Title:    Chairman and President
                                        (Principal Executive Officer)


Date: May 11, 1999            /s/ Edwin R. Frankel
                              ------------------------------------
                              Name:     Edwin R. Frankel
                              Title:    Executive Vice President, Chief
                                        Financial Officer and Secretary
                                        (Principal Financial and Accounting
                                         Officer)