Form 10-Q
period 1999-06-30
ATLANTIC REALTY TRUST
filed 1999-07-28
CIK 948975

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1999
                                ------------------------------------------------

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------

Commission File Number:  0-27562
                         -------------------------------------------------------

                              ATLANTIC REALTY TRUST
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                     Maryland                                 13-3849655
------------------------------------------------    ---------------------------
  (State or other jurisdiction of incorporation             (I.R.S. Employer
                 or organization)                            Identification No.)


                   747 Third Avenue, New York, New York 10017
          -----------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 702-8561
          -----------------------------------------------------------
              (Registrant's telephone number, including area code)

           Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X             No
   ----------           ----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         The number of shares of beneficial interest, par value $.01 per share, outstanding on July 28, 1999 was 3,561,553.

858348.1

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


Part I -- FINANCIAL INFORMATION                                                                                     PAGE NO.

Item 1.  Financial Statements.

       Consolidated Statements of Net Assets in Liquidation
       June 30, 1999 and December 31,1998.................................................................................1

       Consolidated  Statements  of Changes in Net Assets in  Liquidation --
       Periods April 1, 1999 through June 30, 1999 and January 1, 1999 through
       June 30, 1999 and Periods April 1, 1998 through June 30, 1998 and January 1, 1998 through June 30, 1998............2

       Notes to Consolidated Financial Statements.........................................................................3

Item 2.  Management's Discussion and Analysis of Financial Condition and Liquidation Activities...........................6

Item 3.  Quantitative and Qualitative Disclosure About Market Risk........................................................6

Part II -- OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................................7

Item 2.  Changes in Securities and Use of Proceeds........................................................................7

Item 3.  Defaults Upon Senior Securities..................................................................................7

Item 4.  Submission of Matters to a Vote of Security Holders..............................................................7

Item 5.  Other Information................................................................................................7

Item 6.  Exhibits and Reports on Form 8-K.................................................................................8

Signatures................................................................................................................9

858348.1

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                      ATLANTIC REALTY TRUST AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)



                                                                          June 30, 1999                   December 31, 1998
                                                                          --------------                  -----------------
ASSETS
Investments in Real Estate............................................   $  37,775,000                       $  38,625,000
Cash and Short Term Investments.......................................      22,950,760                          21,751,057
                                                                         -------------                       -------------
                Total Assets..........................................   $  60,725,760                       $  60,376,057
                                                                         =============                       =============


LIABILITIES

Estimated Costs of Liquidation .......................................   $   4,152,918                       $  4,164,168
                                                                         -------------                       ------------
                 Total Liabilities....................................   $   4,152,918                       $  4,164,168
                                                                         -------------                       ------------

Net Assets in Liquidation.............................................   $  56,572,842                       $ 56,211,889
                                                                         =============                       ============












                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


858348.1
                                        1

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)


                                                                              For the Period                      For the Period
                                                                             April 1, 1999 to                     January 1, 1999 to
                                                                             June 30, 1999                        June 30, 1999
                                                                            ------------------                   -------------------
Net Assets in Liquidation
   Beginning of Period..................................................      $56,313,419                         $56,211,889
Adjustments to Reflect
   Liquidation Basis of Accounting......................................          259,423                             360,953
                                                                              -----------                         -----------
Net Assets in Liquidation End of Period.................................      $56,572,842                         $56,572,842
                                                                              ===========                         ===========



                                                                              For the Period                      For the Period
                                                                             April 1, 1998 to                     January 1, 1998 to
                                                                               June 30, 1998                      June 30, 1998
                                                                            ------------------                  --------------------

Net Assets in Liquidation
   Beginning of Period..................................................      $54,508,375                         $54,048,704
Adjustments to Reflect
   Liquidation Basis of Accounting......................................           24,356                             484,027
                                                                              -----------                         -----------
Net Assets in Liquidation End of Period.................................      $54,532,731                         $54,532,731
                                                                              ===========                         ===========


















                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


858348.1
                                        2

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

2.         Investments in Real Estate:


                                                            Estimated Net
Property                         Location            Realizable Value 6/30/99(a)
--------                         --------           ----------------------------
Hylan Shopping Center        Staten Island, NY               $37,775,000

---------------
(a)        Includes estimated cash flows using a disposition period of 9 months.
           Realized values may differ depending on actual disposition results and time period.


858348.1
                                        3

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

3.         Shares Outstanding:

           The  weighted  average  number  of  shares  of  beneficial   interest
outstanding for the period ending June 30, 1999 was 3,561,553.

4.         Short-Term Investments:

           Short-term investments at June 30, 1999 consist primarily of a Certificate of Deposit at a major New York bank of $21,500,000 bearing interest at a fixed rate of 3.75%.

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

           As of June 30, 1999, the Trust has not been required to perform its indemnity obligation with respect to the RPS Tax Issues other than with respect to legal fees and expenses paid in connection with the IRS' ongoing examination. On March 1, 1999, the IRS revenue agent conducting the examination issued his examination report (the "Revenue Agent's Report") with respect to the tax issues in the RPS Tax Audit, including the RPS Tax Issues. The Revenue Agent's Report sets forth a number of positions which the IRS examining agent has taken with respect to the RPS Tax Issues for the years that are subject to the RPS Audit, which Special Tax Counsel to the Continuing Trustees believes are not consistent with applicable law and regulations of the IRS. One of the positions, the acquisition of assets by RPS that could be viewed as nonqualifying assets for REIT purposes, has been addressed in the opinion letter of counsel referred to above. In addition, the IRS revenue agent has proposed to disallow the deductions for bad debts and certain other items claimed by RPS in the years under examination. In reaching his conclusion with respect to the deduction for bad debts, the IRS revenue agent has disregarded the fact that the values actually obtained for assets corresponded to the values used by RPS in determining its bad debt deductions. If all

858348.1
                                        4

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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



858348.1
                                        5

Item 2. Management's Discussion and Analysis of Financial Condition and Liquidation Activities.

Capital Resources and Liquidity

           At June 30, 1999, the Trust owned one retail property (Hylan Plaza Shopping Center, located in Staten Island, New York) as well as cash and certain other assets, which include furniture, fixtures and equipment. The Trust does not intend to make new loans or actively engage in either the mortgage lending or the property acquisition business.

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

           The Trust believes that cash and cash equivalents on hand, proceeds generated by the remaining property and the proceeds from the eventual sale of such property will be sufficient to support the Trust and meet its obligations. As of June 30, 1999, the Trust had approximately $22,305,000 in cash and short-term investments.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.

           Not applicable.



858348.1
                                        6

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

           Not applicable.

Item 2.  Changes in Securities and Use of Proceeds.

           Not applicable.

Item 3.  Defaults Upon Senior Securities.

           Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

           The Annual Meeting of Shareholders of the Trust was held on May 19, 1999 (i) to elect eight trustees to sit on the Board of Trustee's of the Trust (the "Board") until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified and (ii) to ratify the selection by the Board of Deloitte & Touche LLP as the independent auditors of the Trust for the fiscal year commencing January 1, 1999.

           On the first proposal, the vote of the Shareholders was as follows:


      NOMINEE                       FOR          WITHHELD             ABSTAIN
-----------------------------------------------------------------------------
Stephen R. Blank                 2,729,864        23,122                --
Edward Blumenfeld                2,730,014        22,972                --
Samuel M. Eisenstat              2,729,923        23,063                --
Edwin J. Glickman                2,729,980        23,006                --
Arthur H. Goldberg               2,729,874        23,112                --
Herbert Liechtung                2,729,594        23,392                --
Joel M. Pashcow                  2,729,516        23,470                --
William A. Rosoff                2,729,824        23,162                --

           On the second proposal, the Shareholders voted to ratify the selection by the Board of Deloitte & Touche LLP as the independent auditors of the Trust. There were 2,730,297 votes for, 14,350 against and 8,339 votes abstained.

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

858348.1
                                        7

Item 6.  Exhibits and Reports on Form 8-K.

1.         Exhibits:  The registrant  has filed the following  exhibit as a part of this Quarterly Report on Form 10-Q:

           Exhibit Number                 Description
           --------------                 -----------

           27.1                           Financial Data Schedule

2. The registrant has not filed any reports on Form 8-K for the three month period ended June 30, 1999.



858348.1
                                        8

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                ATLANTIC REALTY TRUST
                                (Registrant)



Date: July 28, 1999             /s/ Joel M. Pashcow
                                ------------------------------------
                                Name:  Joel M. Pashcow
                                Title: Chairman and President
                                        (Principal Executive Officer)


Date: July 28, 1999             /s/ Edwin R. Frankel
                                ------------------------------------
                                Name:  Edwin R. Frankel
                                Title: Executive Vice President, Chief Financial
                                       Officer and Secretary
                                       (Principal Financial and Accounting
                                       Officer)


858348.1