Form 10-Q
period 1999-09-30
ATLANTIC REALTY TRUST
filed 1999-11-04
CIK 948975

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               -------------------------------------------------

                                   OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------
Commission file number:  0-27562
                         -------------------------------------------------------


                              ATLANTIC REALTY TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Maryland                             13-3849655
   --------------------------------------  -------------------------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

                   747 Third Avenue, New York, New York 10017
             ------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 702-8561
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         The number of shares of beneficial interest, par value $.01 per share, outstanding on November 2, 1999 was 3,561,553.

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

Part I -- FINANCIAL INFORMATION                                         PAGE NO.
                                                                        --------
Item 1.  Financial Statements.

         Consolidated Statements of Net Assets in Liquidation --
         September 30, 1999 and December 31, 1998..... ........................1

         Consolidated Statements of Changes in Net Assets in Liquidation -- Periods July 1, 1999 through September 30, 1999 and January
         1,1999 through September 30, 1999 and Periods July 1, 1998 through September 30, 1998 and January 1, 1998 through
         September 30, 1998....................................................2

         Notes to Consolidated Financial Statements............................3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Liquidation Activities............................................6

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.............6

Part II -- OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................7

Item 2.  Changes in Securities and Use of Proceeds.............................7

Item 3.  Defaults Upon Senior Securities.......................................7

Item 4.  Submission of Matters to a Vote of Security Holders...................7

Item 5.  Other Information.....................................................7

Item 6.  Exhibits and Reports on Form 8-K......................................7

Signatures.....................................................................8

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                      ATLANTIC REALTY TRUST AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)




                                           September 30, 1999  December 31, 1998
                                           ------------------  -----------------
ASSETS

Investments in Real Estate................     $  37,775,000       $ 38,625,000

Cash and Short Term Investments...........        24,236,816         21,751,057
                                               -------------       ------------
     Total Assets.........................     $  62,011,816       $ 60,376,057
                                               =============       ============
LIABILITIES

Estimated Costs of Liquidation............     $   4,802,918       $  4,164,168
                                               -------------       ------------
Total Liabilities.........................     $   4,802,918       $  4,164,168
                                               -------------       ------------
     Net Assets in Liquidation............     $  57,208,898       $ 56,211,889
                                               =============       ============












                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)




                                            For the Period      For the Period
                                           July 1, 1999 to    January 1, 1999 to
                                          September 30, 1999  September 30, 1999
                                          ------------------  ------------------

Net Assets in Liquidation
   Beginning of Period....................     $56,572,842        $56,211,889

Adjustments to Reflect
   Liquidation Basis of Accounting........         636,056            997,009
                                               -----------        -----------
Net Assets in Liquidation End of Period...     $57,208,898        $57,208,898
                                               ===========        ===========





                                            For the Period      For the Period
                                           July 1, 1998 to    January 1, 1998 to
                                          September 30, 1998  September 30, 1998
                                          ------------------  ------------------

Net Assets in Liquidation
   Beginning of Period....................    $54,532,731         $54,048,704

Adjustments to Reflect
   Liquidation Basis of Accounting........        915,631           1,399,658
                                              -----------         -----------
Net Assets in Liquidation End of Period...    $55,448,362         $55,448,362
                                              ===========         ===========













                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Organization and Significant Accounting Policies:

         Atlantic Realty Trust, a Maryland real estate investment trust (the "Trust"), was formed on July 27, 1995 for the purpose of liquidating its interests in real properties, a mortgage loan portfolio and certain other assets and liabilities which were transferred to the Trust from Ramco-Gershenson Properties Trust (formerly named RPS Realty Trust) ("RPS") on May 10, 1996 (the "Spin-Off Transaction"). The Trust had no operations from the date of formation to the date of the Spin-Off Transaction. The Trust adopted the liquidation basis of accounting as of the date of the Spin-Off Transaction based on its intention to liquidate its assets or merge or combine operations with another real estate entity within eighteen months from the date of the Spin-Off Transaction.

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

2.       Investments in Real Estate:
                                                      Estimated Net
Property                       Location         Realizable Value 9/30/99(a)
--------                       --------         ---------------------------
Hylan Shopping Center      Staten Island, NY           $37,775,000

----------

(a) Includes estimated cash flows using a disposition period of 9 months. Realized values may differ depending on actual disposition results and time period.

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

3.       Shares Outstanding:

         The  weighted   average   number  of  shares  of  beneficial   interest
outstanding for the period ending September 30, 1999 was 3,561,553.

4.       Short-Term Investments:

         Short-term investments at September 30, 1999 consist primarily of a Certificate of Deposit at a major New York bank of $23,000,000 bearing interest at a fixed rate of 4.15%.

5.       Tax Contingency:

         During the third quarter of 1994, RPS held more than 25% of the value of its gross assets in overnight Treasury Bill reverse repurchase transactions which the Internal Revenue Service ("IRS") may view as non-qualifying assets for the purposes of satisfying an asset qualification test applicable to real estate investment trusts (each, a "REIT"), based on a Revenue Ruling published in 1977 (the "Asset Issue"). RPS requested that the IRS enter into a closing agreement with RPS that the Asset Issue would not impact RPS' status as a REIT. The IRS declined such request. In February 1995, the IRS initiated an examination of the 1991-1995 income tax returns of RPS (the "RPS Audit" and, together with the Asset Issue, the "RPS Tax Issues"). Based on developments in the law which occurred since 1977, RPS' tax counsel, Battle Fowler LLP, rendered an opinion that RPS' investment in Treasury Bill repurchase obligations would not adversely affect its REIT status. However, such opinion is not binding upon the IRS.

         In connection with the Spin-Off Transaction, the Trust assumed all tax liability arising out of the RPS Tax Issues (other than liability that relates to events occurring or actions taken by RPS following the date of the Spin-Off Transaction) pursuant to a tax agreement, dated May 10, 1996, by and between RPS and the Trust. Such agreement provides that RPS (now named Ramco-Gershenson Properties Trust) under the direction of four trustees, three of whom are also trustees of the Trust (the "Continuing Trustees"), and not the Trust, will control, conduct and effect the settlement of any tax claims against RPS relating to the RPS Tax Issues. Accordingly, the Trust does not have any control as to the timing of the resolution or disposition of any such claims and no assurance can be given that the resolution or disposition of any such claims will be on terms or conditions as favorable to the Trust as if they were resolved or disposed of by the Trust. During the third quarter of 1999, the number of Continuing Trustees decreased from four to three upon Herbert Liechtung's resignation as a trustee of both RPS and the Trust. Subsequent to Mr. Liechtung's resignation, Robert A. Meister was named as a Continuing Trustee to fill the vacancy on the board of trustees of RPS caused by Mr. Liechtung's resignation.

         RPS and the Trust have also received an opinion from Wolf, Block, Schorr and Solis-Cohen LLP (the "Special Tax Counsel") that, to the extent there is a deficiency in RPS distributions arising out of the IRS examination, and provided RPS timely makes a deficiency dividend (i.e. declares and pays a distribution which is permitted to relate back to the year for which each deficiency was determined to satisfy the requirement that a REIT distribute ninety five percent (95%) of its taxable income), the classification of RPS as a REIT for the taxable years under examination would not be affected.

         As of September 30, 1999, the Trust has not been required to perform its indemnity obligation with respect to the RPS Tax Issues other than with respect to legal fees and expenses paid in connection with the IRS' ongoing examination. On March 1, 1999, the IRS revenue agent conducting the examination issued his examination report (the "Revenue Agent's Report") with respect to the tax issues in the RPS Tax Audit, including the RPS Tax Issues. The Revenue Agent's Report sets forth a number of positions which the IRS examining agent has taken with respect to the RPS Tax Issues for the years that are subject to the RPS Audit, which Special Tax Counsel to the Continuing

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Trustees believes are not consistent with applicable law and regulations of the IRS. One of the positions, the acquisition of assets by RPS that could be viewed as nonqualifying assets for REIT purposes, has been addressed in the opinion letter of counsel referred to above. In addition, the IRS revenue agent has proposed to disallow the deductions for bad debts and certain other items claimed by RPS in the years under examination. In reaching his conclusion with respect to the deduction for bad debts, the IRS revenue agent has disregarded the fact that the values actually obtained for assets corresponded to the values used by RPS in determining its bad debt deductions. If all of the positions taken in the Revenue Agent's Report were to be sustained, RPS, with funds supplied by the Trust, would have to distribute up to approximately $16.5 million to its shareholders, in accordance with the procedures for deficiency dividends, in order to preserve its status as a REIT and could, in addition, be subject to taxes, interest and penalties up to approximately $26 million through September 15, 1999. The issuance of the Revenue Agent's Report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in RPS' tax liability for the years at issue and any adverse determination by the IRS revenue agent is subject to administrative appeal with the IRS and, thereafter, to judicial review. As noted above, the Revenue Agent's Report sets forth a number of positions which Special Tax Counsel to RPS and the Trust believe are not consistent with applicable law and regulations of the IRS. The Trust has been informed that RPS has filed an administrative appeal challenging the findings contained in the Revenue Agent's Report.

Item 2. Management's Discussion and Analysis of Financial Condition and Liquidation Activities.

Capital Resources and Liquidity

         At September 30, 1999, the Trust owned one retail property (Hylan Plaza Shopping Center, located in Staten Island, New York) as well as cash and certain other assets, which include furniture, fixtures and equipment. The Trust does not intend to make new loans or actively engage in either the mortgage lending or the property acquisition business.

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

         The Trust believes that cash and cash equivalents on hand, proceeds generated by the remaining property and the proceeds from the eventual sale of such property will be sufficient to support the Trust and meet its obligations. As of September 30, 1999, the Trust had approximately $23,591,000 in cash and short-term investments.

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

Item 6.  Exhibits and Reports on Form 8-K.

1. Exhibits: The registrant has filed the following exhibit as a part of this Quarterly Report on Form 10-Q:

         Exhibit Number     Description
         --------------     -----------

         27.1               Financial Data Schedule

2. The registrant has not filed any reports on Form 8-K for the three month period ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ATLANTIC REALTY TRUST
                                         (Registrant)


Date: November 4, 1999             /s/ Joel M. Pashcow
                                   ------------------------------
                                   Name:   Joel M. Pashcow
                                   Title:  Chairman and President
                                           (Principal Executive Officer)


Date: November 4, 1999             /s/ Edwin R. Frankel
                                   ------------------------------
                                   Name:   Edwin R. Frankel
                                   Title:  Executive Vice President, Chief
                                           Financial Officer and Secretary
                                           (Principal Financial and Accounting
                                            Officer)