Form 10-K
period 1999-12-31
ATLANTIC REALTY TRUST
filed 2000-03-28
CIK 948975

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
   [X]                ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                          ------------------------------------------------------

                                       OR

   [ ]               TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ______________   to  __________________


              Commission file number   0-27562
                                       -----------------------------------------


                              ATLANTIC REALTY TRUST
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                    Maryland                             13-3849655
    ----------------------------------------     --------------------------
         State or other jurisdiction of                (IRS Employer
         Incorporation or organization               Identification No.)

         747 Third Avenue, New York, NY                    10017
    ----------------------------------------     --------------------------
    (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code  212-702-8561
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:



         Title of each class           Name of each exchange on which registered


Common Shares of Beneficial Interest,           NASDAQ SmallCap Market
-------------------------------------  -----------------------------------------
        $0.01 Par Value Per Share
-------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
           -----------------------------------------------------------
                                (Title of class)

928534.4

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate  market value of the Shares of  Beneficial  Interest  held by
non-affiliates   of  the   registrant  as  of  March  14,  2000:   approximately
$24,513,962.

         Approximately 3,561,553 Shares of Beneficial Interest of the Registrant were outstanding as of March 14, 2000.


928534.4

                                                 TABLE OF CONTENTS

                                                                                                               Page

PART I   .........................................................................................................1
         1.  Business.............................................................................................1
         2.  Properties...........................................................................................5
         3.  Legal Proceedings....................................................................................5
         4.  Submission of Matters to a Vote of Security Holders..................................................5

PART II  .........................................................................................................6
         5.  Market for Registrant's Common Equity and Related Stockholder Matters................................6
         6.  Selected Financial Data..............................................................................7
         7.  Management's Discussion and Analysis of Financial Condition and Liquidation Activities...............7
         7A.  Quantitative and Qualitative Disclosures About Market Risk..........................................9
         8.  Financial Statements and Supplementary Data..........................................................9
         9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................9

PART III ........................................................................................................10
         10.  Directors and Executive Officers of the Registrant.................................................10
         11.  Executive Compensation.............................................................................13
         12.  Security Ownership of Certain Beneficial Owners and Management.....................................15
         13.  Certain Relationships and Related Transactions.....................................................17

PART IV  ........................................................................................................18
         14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................18


928534.4

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

WHEN  USED  IN  THIS  ANNUAL  REPORT  ON  FORM  10-K,   THE  WORDS   "BELIEVES,"
"ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, WITHOUT LIMITATION, THOSE STATEMENTS RELATING TO THE "RPS TAX ISSUES" DISCUSSED IN ITEM 1 OF THIS ANNUAL REPORT ON FORM 10-K, STATEMENTS SET FORTH IN THE SECTION CAPTIONED "RISK FACTORS" IN THE TRUST'S REGISTRATION STATEMENT ON FORM 10 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 28, 1996 (FILE NO. 0-27562) AND STATEMENTS IN THE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" OF THIS ANNUAL REPORT ON FORM 10-K. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD- LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE TRUST UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.


928534.4

                                     PART I

Item 1.  Business.

         Atlantic Realty Trust, a Maryland real estate investment trust (together with its subsidiary, the "Trust"), was organized pursuant to a Declaration of Trust dated July 27, 1995 (as amended, the "Declaration of Trust"). The principal office of the Trust is located at 747 Third Avenue, New York, New York 10017.

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

         Under the provisions of its Declaration of Trust, the Trust was to continue for a period of 18 months from May 10, 1996, during which time it was to reduce to cash or cash equivalents the Trust Assets and either (i) make a liquidating distribution to its shareholders or (ii) agree to merge or combine operations with another real estate entity, in either case, as soon as practicable following the Distribution and within such 18-month period. Such 18-month period was subject to extension if (i) the Trust had not achieved its objective and the holders of at least two-thirds of the outstanding Shares approved the extension of such date or (ii) a contingent tax liability relating to RPS that has been assumed by the Trust had not been satisfactorily resolved. Because the RPS Tax Issues (as defined below) have not yet been satisfactorily resolved, the Trust has continued its business past such 18-month period. The Trust cannot currently estimate the timing of the future satisfactory resolution of the RPS Tax Issues. Accordingly, the Trust will continue until there is a final determination of these issues. Upon obtaining a satisfactory resolution to the RPS Tax Issues and liquidating the Trust's remaining assets, any liquidating distribution effected by the Trust would be subject to the satisfaction of the Trust's liabilities to its creditors. In the event that at the end of this period, the Trust is unable to achieve its business objectives, the members (the "Trustees") of the Trust's board of trustees (the "Board of Trustees") will appoint an independent third party to liquidate the Trust's remaining assets.

         As a result of the Spin-Off Transaction, the Trust acquired the Trust Assets. The Trust Assets which have not been disposed of by the Trust are described below under "-- Description of Trust Assets." The Trust's principal investment objective is to maximize shareholder value from the reduction of the Trust Assets to cash or cash equivalents. As part of its plan to liquidate the Trust Assets to cash or cash equivalents, the Trust intends, among other things, and subject to the Internal Revenue Service's ("IRS") continuing review of its audit of RPS (as more fully described below under "-- Tax Contingency") to continue to: (i) contact strategic buyers of the Trust's remaining asset (the Hylan Plaza Shopping Center, located in Staten Island, New York (the "Hylan Center")) regarding possible sales transactions and (ii) list the Hylan Center for sale with qualified real estate brokers. No assurance can be given, however, that such objective will be achieved. The Trust expects to continue to invest the net proceeds from sales of the Trust Assets in short-term or temporary investments, such as certificates of deposit, pass-through mortgage-backed certificates, mortgage participation certificates and mortgaged-backed securities (or similar investment products), all or some of which investments may be guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac.

928534.4

Unless otherwise approved by the shareholders, the Trust does not expect that it will make new permanent investments or raise additional capital. In addition, the Trust does not expect to acquire additional mortgage loans or properties.

         In addition, the Trust may explore the possibility of merging or entering into a business combination with another real estate entity. The Trust expects that it will pursue such a transaction only if it represents an attractive alternative to the distribution to shareholders of the net proceeds from the orderly liquidation of the Trust Assets, as described above. The merger candidates that may be available to the Trust may be limited as a result of the amount of cash and the nature of the assets which the Trust will hold. Accordingly, there can be no assurance that the Trust will successfully merge or combine operations with another real estate entity. Because the Trust has adopted a policy not to re-invest sales proceeds in additional mortgage loans on real estate (except to the extent necessary to satisfy applicable REIT requirements), a merger or other business combination involving the Trust and another real estate entity may constitute a "roll-up transaction" under applicable securities laws. In such case, the Trust would be required to comply with the heightened disclosure rules as well as special rules relating to the proxy solicitation process and the listing of the securities of the surviving company on any exchange or the inclusion for quotation of such securities on the Nasdaq Small Cap Market. Application of the roll-up rules to a company merger or business combination could delay, defer or prevent such a transaction from occurring.

         The Trust was organized for the purpose of qualifying as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Trust will elect to qualify as a REIT for the years ended December 31, 1999, 1998 and 1997 and intends to operate so as to continue to qualify as a REIT.

         As of December 31, 1999, the Trust had six employees.

Description of Trust Assets

         As of December 31, 1999, the Trust owned and operated one real property, the Hylan Center and held short-term investments in the principal amount of approximately $22,000,000, consisting primarily of a certificate of deposit at a major New York bank.

Real Property Investment

         The Hylan Plaza Shopping Center. At December 31, 1999, the Trust held an equity investment in one property, the Hylan Center . The Hylan Center is a one-story community shopping center located in Staten Island, New York which was acquired by the Trust in April, 1996. The Hylan Center contains approximately 349,000 square feet of leasable space approximately 99% of which was leased and occupied as of December 31, 1999. Major tenants (i.e., tenants who accounted for 10% or more of the leasable space as of December 31, 1999) include K-Mart Corp., a department store chain ("K-Mart"), Supermarkets General Corp. d/b/a Pathmark, a supermarket chain ("Pathmark"), and the Toys "R" Us -- Nytex, Inc., a retail toy store chain ("Toys "R" Us"). These three tenants lease approximately 105,000, 55,000 and 42,000 square feet, respectively, which constitutes 30%, 16% and 12%, respectively, of the total leasable space. The K- Mart lease expires in January 2002 and provides for annual base rental payments of approximately $235,000; the Pathmark lease expires in January 2002 and provides for annual base rental payments of approximately $339,000; and the Toys "R" Us lease, which was due to expire in October 1995, was extended pursuant to the tenant's exercise of a renewal option and is due to expire in October 2005 and provides for annual base rental payments of approximately $90,000. The K-Mart lease contains three 5-year tenant renewal options;

928534.4
                                        2
the Pathmark lease contains seven 5-year tenant renewal options; and the Toys "R" Us lease contains one 10-year tenant renewal option. Leases for approximately 1,481 square feet expired on or prior to December 31, 1999 and such space is currently leased on a month to month basis, and leases for approximately 8,468 square feet are due to expire on or prior to December 31, 2000. The approximate base rental revenue as of December 31, 1999 was approximately $3,630,000. The average base rental revenue per leased square foot as of December 31, 1999 was $10.51, excluding percentage rent and similar provisions. The Trust believes the property is adequately covered by insurance. On May 31, 1996 the Trust's independent real estate appraisers appraised the value of the property at $27,300,000. As of December 31, 1999, the estimated net realizable value of the Hylan Center was $37,775,000, including estimated cash flows using a disposition period of 9 months. Realized values may differ depending on actual disposition results and time periods.

         Under various federal, state, and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In connection with the ownership, operation and management of the Hylan Center, the Trust may be potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property. Certain environmental laws and common law principles could also be used to impose liability for release of an exposure to hazardous substances, including asbestos-containing materials ("ACMs") into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances, including ACMs. As the owner of the Hylan Center, the Trust may be potentially liable for any such costs.

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


928534.4
                                        3

         The Trust may invest the proceeds derived from the sale or other disposition of the Trust Assets in pass-through, mortgage-backed certificates, mortgage participation certificates and mortgage-backed securities, all or some of which instruments may be guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. Such instruments produce qualifying income for REIT qualification purposes and also satisfy the requirements of the 75% Asset Test. A REIT is also required to distribute at least 95% (90% for taxable years beginning after December 31, 2000) of its REIT Taxable Income (as defined in the Code) to its shareholders.

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

         In connection with the Spin-Off Transaction, the Trust assumed all tax liability arising out of the RPS Tax Issues (other than liability that relates to events occurring or actions taken by RPS following the date of the Spin-Off Transaction) pursuant to a tax agreement, dated May 10, 1996, by and between RPS and the Trust. Such agreement provides that RPS (now named Ramco-Gershenson Properties Trust), under the direction of four trustees, three of whom are also trustees of the Trust (the "Continuing Trustees") and not the Trust, will control, conduct and effect the settlement of any tax claims against RPS relating to the RPS Tax Issues. Accordingly, the Trust does not have any control as to the timing of the resolution or disposition of any such claims and no assurance can be given that the resolution or disposition of any such claims will be on terms or conditions as favorable to the Trust as if they were resolved or disposed of by the Trust. During the third quarter of 1999, the number of Continuing Trustees decreased from four to three upon the resignation of Herbert Leichtung as a trustee of both RPS and the Trust. Subsequent to Mr. Leichtung's resignation, Robert A. Meister was named as a Continuing Trustee to fill the vacancy on the board of trustees of RPS caused by Mr. Leichtung's resignation.

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

         As of December 31, 1999, the Trust has not been required to perform its indemnity obligation with respect to the RPS Tax Issues other than with respect to legal fees and expenses paid in connection with the IRS' ongoing examination. On March 1, 1999, the IRS revenue agent conducting the examination issued his examination report (the "Revenue Agent's Report") with respect to the tax issues in the RPS Tax Audit, including the RPS Tax Issues. The Revenue Agent's Report sets forth a number of positions which the IRS

928534.4
                                        4
examining agent has taken with respect to the RPS Tax Issues for the years that are subject to the RPS Audit, which Special Tax Counsel to the Continuing Trustees believes are not consistent with applicable law and regulations of the IRS. One of the positions, the acquisition of assets by RPS that could be viewed as nonqualifying assets for REIT purposes, has been addressed in the opinion letter of counsel referred to above. In addition, the IRS revenue agent has proposed to disallow the deductions for bad debts and certain other items claimed by RPS in the years under examination. In reaching his conclusion with respect to the deduction for bad debts, the IRS revenue agent has disregarded the fact that the values actually obtained for the assets corresponded to the values used by RPS in determining its bad debt deductions. If all of the positions taken in the Revenue Agent's Report were to be sustained, RPS, with funds supplied by the Trust, would have to distribute up to approximately $16.5 million to its shareholders, in accordance with the procedures for deficiency dividends, in order to preserve its status as a REIT and could, in addition, be subject to taxes, interest and penalties up to approximately $28 million through March 31, 2000. The issuance of the Revenue Agent's Report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in RPS' tax liability for the years at issue and any adverse determination by the IRS revenue agent is subject to administrative appeal with the IRS and, thereafter, to judicial review. As noted above, the Revenue Agent's Report sets forth a number of positions which Special Tax Counsel to RPS and the Trust believe are not consistent with applicable law and regulations of the IRS. The Trust has been informed that RPS has filed an administrative appeal challenging the findings contained in the Revenue Agent's Report. The administrative appeal is pending with the IRS.

Segment Information

         The Trust considers its business to include one industry segment, investment in real estate.

Item 2.  Properties.

         The Trust leases approximately 4,800 square feet of office space at 747 Third Avenue, New York, New York at an annual base rent of approximately $195,000. This lease will expire on October 31, 2000. In addition, the Trust owns and operates the Hylan Center property described under Item 1.

Item 3.  Legal Proceedings.

         There are no material pending legal proceedings other than ordinary routine litigation incidental to the business (including without limitation, foreclosure proceedings), against or involving the Trust or its properties.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Trust did not submit any matter to a vote of its shareholders during the fourth quarter of 1999.



928534.4
                                        5

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

(a) Market Information

         The Shares of the Trust have been included for quotation on the Nasdaq SmallCap Market under the symbol ATLRS. Set forth below is the range of high and low bid prices for the shares for each of the quarters during the years ended December 31, 1998 and 1999.


                                           High                           Low
                                           ----                           ---
First Quarter 1998                       $12.750                       $11.500
Second Quarter 1998                      $12.000                        $6.750
Third Quarter 1998                        $9.625                        $6.750
Fourth Quarter 1998                       $9.000                        $7.250
First Quarter 1999                        $8.500                        $6.250
Second Quarter 1999                       $8.125                        $6.750
Third Quarter 1999                        $8.125                        $6.250
Fourth Quarter 1999                       $7.750                        $7.250

(b) Approximate Number of Equity Security Holders


                                                         Approximate Number
                                                          of Record Holders
Title of Class                                         (As of March 14, 2000)
--------------                                         ----------------------

Shares of beneficial interest, $.01 par value                   3,087

(c) Dividend Information

         Under the Code, a REIT must meet certain qualifications including a requirement that it distribute annually to its shareholders at least 95% of its REIT Taxable Income (90% for taxable years beginning after December 31, 2000). The Trust has continued the cash distribution policy of the predecessor programs by making quarterly distributions to its shareholders in amounts such that annual distributions equal 100% of REIT Taxable Income, thereby complying with the distribution requirements of the federal income tax laws applicable to REITs. See "Qualification as a REIT" in Item 1 above.

         The Trust paid a distribution of $.28 per share for the year ended December 31, 1999. Such distribution represents ordinary income.

         The Trust did not pay a distribution for the years ended December 31, 1998 and 1997.


928534.4
                                        6

Item 6.  Selected Financial Data.

         The following tables set forth certain selected historical information for the Trust. The financial information should be read in conjunction with the financial statements and notes thereto included herein.


ATLANTIC REALTY TRUST                          12/31/99         12/31/98        12/31/97         12/31/96         5/10/96
                                               --------         --------        --------         --------         -------

Statement of Net Assets
In Liquidation:
         Total Assets                        $61,826,132     $ 60,376,057    $ 56,962,910     $ 51,175,032    $ 54,445,060
         Total Liabilities                     4,394,443        4,164,168       2,914,206        3,559,268       9,580,845
         Net Assets in Liquidation            57,431,689       56,211,889      54,048,704       47,615,764      44,864,215

Statement of Changes in
Net Assets in Liquidation:
Increase (Decrease)

         Distributions Paid                    (997,235)               --              --      (1,389,006)

Adjustments to Reflect Liquidation
Basis of Accounting                            2,217,035        2,163,185       6,432,940        4,140,555
Net Change in net assets in Liquidation        1,219,800        2,163,185       6,432,940        2,751,549

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

         The Trust believes that cash and cash equivalents on hand, proceeds generated by the real estate property that it owns and operates (the Hylan Center) and proceeds from the eventual sale of such property will be sufficient to support the Trust and meet its obligations. As of December 31, 1999, the Trust had approximately $24,000,000 in cash and short-term investments.

         During the first quarter of 1998, the Trust received net proceeds of approximately $3,242,000 from the sale of the Norgate Shopping Center. At December 31, 1998 and 1999, the Trust's remaining real property asset was the Hylan Center.


928534.4
                                        7

         During the third quarter of 1997, the Trust received proceeds in the aggregate of approximately $2,934,500 in connection with the disposition of the 9 North Wabash Building ($1,045,000) and the Mt. Morris Commons mortgage loan ($1,889,500).

         During the second quarter of 1997, the Trust received proceeds of approximately $5,284,000 in connection with the disposition of the Rector mortgage loan ($2,422,000) and the Copps Hill Plaza mortgage loan ($2,862,000). At December 31, 1997 the Trust owned two retail properties, the Hylan Center and the Norgate Shopping Center, which was sold by the Trust on February 25, 1998.

Year 2000 Issue

         By the end of 1999, the Trust had purchased and installed new computer hardware and software for both its corporate operations and for the management office at the Hylan Center. The cost of the Trust's preparation for the Year 2000 issue was approximately $32,000, and the Trust does not anticipate material Year 2000 compliance costs in the future. The Trust has not, to date, experienced any Year 2000 disruptions in these systems. The Trust will continue to assess all of its internal systems for operational effectiveness and efficiency beyond Year 2000 concerns.

         The Trust believes that its significant vendors and tenants at the Hylan Center are Year 2000 compliant and the Trust has not, to date, been made aware that any significant vendors or tenants have suffered any material Year 2000 disruptions in their systems.

         In the event that the Trust discovers Year 2000 or similar related problems in its internal systems, the Trust will endeavor to resolve these problems by making modifications to its systems or purchasing new systems on a timely basis. Although the Trust is not aware of any material operational issues associated with preparing its internal systems for the Year 2000 or material issues with respect to the adequacy of third party systems, no assurances can be given that the Trust will not experience material, unanticipated, negative consequences and/or material costs caused by undetected errors or defects in such systems or by the Trust's failure to adequately prepare for the results of such errors or defects, including costs of related litigation, if any. The impact of such consequences could have a material and adverse effect on the Trust's business, financial condition and results of operations.

Results of Operations

Period from January 1, 1997 to December 31, 1997, January 1, 1998 to December 31, 1998 and January 1, 1999 to December 31, 1999.

         As a result of the spin-off transaction, the Trust has adopted the liquidation basis of accounting. The liquidation basis of accounting is appropriate when liquidation appears imminent and the Trust is no longer viewed as a going concern. The Trust's income or loss is included in the adjustments to reflect liquidation basis of accounting. Net income for the years ended December 31, 1999 and 1998 was approximately $2,600,000 and $1,400,000 respectively. For the 1997 year, the Trust had a loss of approximately $3,000,000.


928534.4
                                        8

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

Item 8.  Financial Statements and Supplementary Data.

         See pages F-1 through F-8, which are included herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.


928534.4
                                        9

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The Board of Trustees is composed of eight Trustees, each of whom will serve until the respective successors are elected and qualified.

         The Trustees and executive officers of the Trust are as follows:


Name                       Age         Offices and Positions
----                       ---         ---------------------


Joel M. Pashcow*           57          Chairman  and   President  of  the  Trust
                                       effective as of February 29, 1996. He has
                                       been a member  of the Bar of the State of
                                       New York since 1968. Chairman of RPS from
                                       inception  (December  1988)  through  May
                                       1996.   He  is  a  graduate   of  Cornell
                                       University  and the  Harvard  Law School.
                                       Mr.   Pashcow   is  also  a  trustee   of
                                       Ramco-Gershenson   Properties  Trust  and
                                       Chairman  of  its   Executive   Committee
                                       (formerly named RPS Realty Trust).

Edwin J. Glickman          67          Executive Vice President of Capital Lease
                                       Funding  Corp.,  a  company   engaged  in
                                       commercial  real  estate  lending,  since
                                       January 1995. Prior to that, Mr. Glickman
                                       was    President    of    the    Glickman
                                       Organization,   Inc.   ("Glickman")  from
                                       January 1992 to December  1994.  Glickman
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



928534.4
                                       10

Name                       Age         Offices and Positions
----                       ---         ---------------------

Stephen R. Blank*          54          Senior Fellow,  Finance of the Urban Land
                                       Institute  ("ULI").  Mr.  Blank is also a
                                       director   of   Cavanaughs    Hospitality
                                       Corporation,    a    New    York    Stock
                                       Exchange-listed      corporation      and
                                       Boddie-Noell    Properties,    Inc.,   an
                                       American  Stock   Exchange-listed   REIT.
                                       Prior to joining  the ULI in  December of
                                       1998, Mr. Blank was a Managing  Director,
                                       Real  Estate  Investment  Banking of CIBC
                                       Oppenheimer Corp.  ("Oppenheimer")  since
                                       November   1,  1993.   Prior  to  joining
                                       Oppenheimer,  Mr.  Blank  was a  Managing
                                       Director,  Real Estate Corporate Finance,
                                       of  Cushman &  Wakefield,  Inc.  for four
                                       years.  Prior  to  that,  Mr.  Blank  was
                                       associated  for ten  years  with  Kidder,
                                       Peabody & Co.  Incorporated as a Managing
                                       Director of the firm's Real Estate Group.
                                       Mr.   Blank   graduated   from   Syracuse
                                       University  in  1967  and was  awarded  a
                                       Masters Degree in Business Administration
                                       (Finance    Concentration)   by   Adelphi
                                       University in 1971. He is a member of the
                                       Urban  Land  Institute  and the  American
                                       Society of Real Estate Counselors.  Since
                                       September  1998,  Mr.  Blank  has been an
                                       adjunct  professor  in  the  Real  Estate
                                       Executive   MBA   Program   at   Columbia
                                       University  Graduate  School of Business.
                                       He has lectured before the Practising Law
                                       Institute,  the New York  University Real
                                       Estate   Institute,    the   Urban   Land
                                       Institute and the International Council of Shopping Centers. Mr. Blank is also a trustee of Ramco-Gershenson Properties
                                       Trust (formerly named RPS Realty Trust).

Edward Blumenfeld          59          A  principal  of  Blumenfeld  Development
                                       Group,  Ltd.,  a real estate  development
                                       firm    principally    engaged   in   the
                                       development   of  commercial   properties
                                       since 1978.

Samuel M. Eisenstat        60          Engaged in the  private  practice  of law
                                       for more than five years.  Mr.  Eisenstat
                                       serves as a director  of  various  mutual
                                       funds   managed  by  Sun  America   Asset
                                       Management  and of the North European Oil
                                       Royalty Trust. Mr.  Eisenstat  received a
                                       B.S.  degree  from  New  York  University
                                       School of Commerce in 1961 and graduated from New York University School of Law.



928534.4
                                       11

Name                       Age         Offices and Positions
----                       ---         ---------------------

Arthur H. Goldberg*        57          President of Manhattan Associates, LLC, a
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

William A. Rosoff          56          Vice-Chairman  of the Board of  Directors
                                       of  Advanta   Corporation,   a  financial
                                       services company,  since January 1996 and
                                       President  of Advanta  Corporation  since
                                       October 1999.  Prior thereto,  Mr. Rosoff
                                       was associated with the law firm of Wolf,
                                       Block, Schorr and Solis-Cohen since 1969,
                                       a partner  since  1975.  Mr.  Rosoff is a
                                       past  chairman of that  firm's  Executive
                                       Committee  and is a past  chairman of its
                                       tax department.  Mr. Rosoff serves on the
                                       Legal  Activities  Policy  Board  of  Tax
                                       Analysts,  the Advisory Board for Warren,
                                       Gorham    and    Lamont's    Journal   of
                                       Partnership  Taxation,  and has served on
                                       the  Tax  Advisory   Boards  of  Commerce
                                       Clearing  House  and  Little,  Brown  and
                                       Company.  Mr.  Rosoff  also serves on the
                                       Advisory   Group  for  the  American  Law
                                       Institute's   ("ALI")   ongoing   Federal
                                       Income Tax Project; as a consultant for the ALI's current study of the Taxation of Pass-Through Entities. He is a fellow of the American College of Tax Counsel.

                                       Mr.  Rosoff  serves  as a  member  of the
                                       Board of  Directors  of the  Philadelphia
                                       Chapter of the American  Jewish  Congress
                                       and is a member of the  Board of  Regents
                                       of  the   Philadelphia   chapter  of  the
                                       American  Technion  Society.  Mr.  Rosoff
                                       earned a B.S.  degree  with  honors  from
                                       Temple  University in 1964, and earned an
                                       L.L.B.   magna   cum   laude   from   the
                                       University of Pennsylvania  Law School in
                                       1967.


928534.4
                                       12

Name                       Age         Offices and Positions
----                       ---         ---------------------

Edwin R. Frankel           54          Since the  inception  of the Trust in May
                                       1996,  Mr.  Frankel  has  served  as  its
                                       Executive Vice President, Chief Financial
                                       Officer,    Secretary    and    Principal
                                       Financial and  Accounting  Officer.  From
                                       1988 to 1992,  Mr. Frankel served as Vice
                                       President and Chief Financial  Officer of
                                       RPS and from 1992 to 1996 as Senior  Vice
                                       President,  Chief  Financial  Officer and
                                       Treasurer of RPS.


----------
* Designates status as a Continuing Trustee.

Committees of the Board of Trustees

         The Audit Committee of the Board of Trustees (the "Audit Committee"), established on October 22, 1997, consists of three Trustees, Messrs. Blank , Goldberg and Glickman. The Audit Committee meets with management and the Trust's independent accountants to determine the adequacy of internal controls and other financial reporting matters. On February 10, 2000, Mr. Glickman was appointed as a third member of the Audit Committee in order for the Trust to be in compliance with new regulations promulgated by the Securities and Exchange Commission and the NASDAQ Stock Market regarding the size, duties and responsibilities of audit committees of public companies.

         The  Disposition  Committee of the Board of Trustees (the  "Disposition
Committee"), established in July 1996, consists of three Trustees, Messrs. Blumenfeld, Glickman and Blank. The Disposition Committee works with management in connection with the orderly disposition of the Trust's assets.

Item 11.  Executive Compensation.

Executive Officers

         Mr. Pashcow receives no cash compensation for serving as an executive officer of the Trust. Mr. Frankel receives compensation of approximately $163,000 per annum pursuant to an employment contract entered into between the Trust and Mr. Frankel on June 11, 1998, as more fully described below.

928534.4
                                       13


                                            SUMMARY COMPENSATION TABLE


                                                               Annual Compensation               Long Term Compensation
                                                               -------------------               ----------------------
                                                                           Restricted
Name and  Principal                                       Other Annual       Stock         Securities Underlying    Payout LTIP
Position                 Year    Salary($)   Bonus($)    Compensation($)    Awards($)         Options/SARs($)        Payouts($)
-------------------      ----    ---------   --------    ---------------   -----------     ---------------------    -----------
Edwin R. Frankel*
Executive Vice          1997     100,672**     --               7,122          --                   --                   --
President, Chief        1998     146,634       --               3,762***       --                   --                   --
Financial Officer and   1999     160,735                        4,837***
Secretary

----------------
*        No other executive officer received compensation in excess of $100,000.
** Compensation was $79,040 per annum based on working two days per week, plus an amount on a per diem basis at the same rate, for any additional time spent working on Trust matters.
*** Includes approximately $1,000 in imputed interest under the Frankel Note (as defined below).

         The Trust had no compensation committee, however all of the Trustees participated in deliberations of the Trustees concerning executive officer compensation.

         On June 11, 1998, the Trust entered into an employment agreement with Mr. Frankel (the "Frankel Employment Agreement"), which provided Mr. Frankel with a base salary of $158,000 (as adjusted from time to time, the "Base Salary") per annum. The term of the Frankel Employment Agreement is from June 11, 1998 until the date of a "change of control" of the Trust (as defined in the Frankel Employment Agreement) unless earlier terminated by either Mr. Frankel or the Trust upon written notice. The Frankel Employment Agreement also provides that Mr. Frankel will be entitled to a one-time payment upon the liquidation of the Trust or a change in control of 150% of Mr. Frankel's Base Salary as in effect at such time. In addition, the Frankel Employment Agreement provides for a loan from the Trust to Mr. Frankel in the principal amount of $37,500, which loan is evidenced by a promissory note, dated June 11, 1998, made by Mr. Frankel in favor of the Trust (the "Frankel Note"). The Frankel Note will be canceled upon the occurrence of certain conditions, including a Change of Control or liquidation of the Trust. In January, 2000, the Frankel Employment Agreement was amended to additionally provide that Mr. Frankel's estate or designated beneficiary will be entitled to receive a one time payment of 150% of his Base Salary as in effect at the time of his demise.

Trustees

         The Trustees do not receive any compensation for serving as trustees and likewise will not receive any compensation for attending meetings or for serving on any committees of the Board of Trustees; however, Trustees will receive reimbursement of travel and other expenses and other out-of-pocket disbursements incurred in connection with attending any meetings.

         During 1999, Messrs. Edwin Glickman and Edward Blumenfeld each received fees of $60,000 in connection with services they provided to the Trust as Members of the Disposition Committee.

         During 1998, Messrs. Edwin Glickman and Edward Blumenfeld each received fees of $64,000 in connection with services they provided to the Trust as members of the Disposition Committee.

928534.4
                                       14

         During 1997, Messrs. Edwin Glickman and Edward Blumenfeld each received fees of $56,250 in connection with services they provided to the Trust as members of the Disposition Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         As of March 14, 2000, each of the following persons were known by the Trust to be the beneficial owners of more than five percent of the Shares of the Trust.


                                                                             AMOUNT AND
                                                                              NATURE OF
                                     NAME AND ADDRESS OF                     BENEFICIAL               PERCENT OF
      TITLE OF CLASS                  BENEFICIAL OWNER                        OWNERSHIP                 CLASS
      --------------                 -------------------                      ---------                 -----

Shares of beneficial        Private Management Group, Inc.,                  698,756(1)                 19.62%
interest                    an investment advisor in a fiduciary
$.01 par value              capacity
                            20 Corporate Park, Suite 400
                            Irvine, CA 92606

Shares of beneficial        Kimco Realty Corporation                         345,498(2)                  9.7%
interest                    3333 New Hyde Park Rd.
$.01 par value              New Hyde Park, NY 11042

Shares of beneficial        Milton Cooper                                    538,179(3)                 15.1%
interest                    c/o Kimco Realty Corporation
$.01 par value              3333 New Hyde Park Rd.
                            New Hyde Park, NY 11042

Shares of beneficial        Gotham Partners, L.P., et al.                    224,011(4)                 6.33%
interest                    110 East 42nd Street, 18th Floor
$.01 par value              New York, NY  10017

Shares of beneficial        Magten Asset Management Corp.                    195,550(5)                  5.5%
interest                    35 East 21st Street
$.01 per share              New York, NY  10010

------------------

(1) Based upon Schedule 13G/A filing with the Securities and Exchange Commission, filed on January 27, 2000.
(2) Based upon Schedule 13D/A filing with the Securities and Exchange Commission, filed on September 24, 1999.
(3) Based upon a Schedule 13D filing with the Securities and Exchange Commission, filed on September 24, 1999 , and information provided to the Trust by Kimco Realty Corporation. Includes 32,951 shares owned by Mr. Cooper, which are beneficially owned with sole voting and disposition

928534.4
                                       15
         power and 505,228 shares for which Kimco Realty Services, Inc., of which Mr. Cooper owns 60% of the outstanding voting common stock, has shared voting and disposition power.
(4) Based upon Schedule 13G/A filing with the Securities and Exchange Commission, filed on January 14, 2000. Of the 224,011 shares beneficially owned by this group, 178,069 shares are solely owned by Gotham Partners, L.P., 30,300 shares are solely owned by Gotham International Advisors, L.L.C. ("Gotham L.L.C.") and 15,642 are solely owned by Gotham Partners III, L.P. Gotham L.L.C. serves as the investment manager to Gotham Partners International, Ltd. which has an address c/o Goldman Sachs (Cayman) Trust, Limited, Harbour Centre, 2nd Floor, P.O. Box 896, George Town, Grand Cayman, Cayman Islands, British West Indies.
(5) Based upon Schedule 13G/A filing with the Securities and Exchange Commission, filed on February 14, 2000. Of the 195,550 shares beneficially owned, 66,250 shares are owned with shared power to vote or direct the vote of such shares and all 195,550 shares are owned with shared power to dispose or direct the disposition of such shares.


928534.4
                                       16

Item 13.  Certain Relationships and Related Transactions.

         Set forth below is information as to the Shares beneficially owned as of March 14, 2000 by each of the Trustees, each of the executive officers included in the Summary Compensation Table set forth in Item 11 and all Trustees and executive officers as a group, based on information furnished by each Trustee and executive officer.


Name of Trustee/                                                        Shares Owned
Executive Officer                                                     Beneficially(1)           Percent of Class
-----------------                                                     ---------------           ----------------

Joel M. Pashcow                                                            94,154(2)                 2.64%
Arthur H. Goldberg                                                         24,487(3)                   *
William A. Rosoff                                                             125(4)                   *
Stephen R. Blank                                                              981(5)                   *
Edward Blumenfeld                                                                125                   *
Samuel M. Eisenstat                                                         1,125(6)                   *
Edwin J. Glickman                                                                  0                   *
Edwin R. Frankel                                                                   0                   *
All Trustees and  Executive Officers as a group (8 persons)                  120,997                 3.40%

---------------------
*        Less than 1% of class.

(1)      All amounts are directly owned unless stated otherwise.
(2) Includes 25,890 shares held in an IRA account for the benefit of Mr. Pashcow, a retirement savings plan, a pension and profit sharing account and a money purchase plan, 47,662 shares owned by an irrevocable trust of which Mr. Pashcow is a trustee, an irrevocable trust for his daughter and a foundation of which Mr. Pashcow is trustee (for all of which trusts Mr. Pashcow has shared voting and investment powers). Mr. Pashcow disclaims beneficial ownership of the Shares owned by the foundation and each of the trusts.
(3) Includes 19,563 shares owned by Mr. Goldberg's wife, 1,875 shares owned by trusts for his daughters and 3,050 shares owned by a pension trust. Mr. Goldberg disclaims beneficial ownership of the shares owned by his wife and the trusts for his daughters.
(4) Includes 125 shares held by Mr. Rosoff as a trustee for his sister, Barbara Rosoff, pursuant to a trust indenture dated December 30, 1991.
(5) Includes 706 shares owned by trusts for Mr. Blank's daughters and 275 shares held in an IRA account for the benefit of Mr. Blank. Mr. Blank disclaims beneficial ownership of the shares owned by the trusts for his daughters.
(6) Includes 125 shares held in an IRA account for which Mr. Eisenstat has sole voting and investment power.



928534.4
                                       17

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Financial Statements, Schedules and Exhibits

(a)(1)   Financial Statements
         See pages F-1 through F-8, which are included herein.

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


928534.4
                                       18


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Page

Consolidated Financial Statements--  Atlantic Realty Trust and Subsidiary (Liquidation Basis)

Independent Auditors' Report....................................................................................F-2
Consolidated Statements of Net Assets in Liquidation at December 31, 1999 and 1998..............................F-3
Consolidated Statements of Changes in Net Assets in Liquidation for the Years Ended
         December 31, 1999, 1998 and 1997.......................................................................F-4
Notes to Consolidated Financial Statements....................................................................F-5-8



928534.4
                                       F-1

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Trustees of
  Atlantic Realty Trust


We have audited the accompanying consolidated statements of net assets in liquidation of Atlantic Realty Trust and subsidiary (the "Trust") at December 31, 1999 and 1998, and the related consolidated statements of changes in net assets in liquidation for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, the Trust was formed for the purpose of liquidating the mortgage loan portfolio and certain other assets and liabilities which were transferred to the Trust from RPS Realty Trust on May 10, 1996 and liquidating and distributing capital to the Trust's shareholders. As a result, the Trust adopted the liquidation basis of accounting, effective May 10, 1996.

In our opinion, such consolidated financial statements present fairly, in all material respects, the net assets in liquidation of Atlantic Realty Trust and subsidiary at December 31, 1999 and 1998 and the changes in their net assets in liquidation for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles on the basis described in the preceding paragraph.

As discussed in Notes 1 and 5 to the consolidated financial statements, because of the inherent uncertainty of valuation when an entity is in liquidation, the amounts ultimately realized from assets disposed and costs incurred to settle liabilities may differ materially from amounts presented in the accompanying consolidated financial statements.

/s/ DELIOTTE & TOUCHE LLP

March 22, 2000



928534.4
                                       F-2

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)


                                                                        December 31, 1999               December 31, 1998
                                                                        -----------------               -----------------
ASSETS:

Investments in real estate...........................                      $37,775,000                     $38,625,000
Cash and short-term investments......................                       24,051,132                      21,751,057
                                                                     ------------------------        ------------------------
         Total assets................................                       61,826,132                      60,376,057
                                                                     ------------------------        ------------------------

LIABILITIES:

Estimated costs of liquidation.......................                        4,394,443                       4,164,168
                                                                     ------------------------        ------------------------
         Total liabilities...........................                        4,394,443                       4,164,168
                                                                     ------------------------        ------------------------
Net assets in liquidation............................                      $57,431,689                     $56,211,889
                                                                     ========================        ========================





                 See notes to consolidated financial statements.



928534.4
                                       F-3

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)

                                                         For the Year             For the Year              For the Year
                                                        Ended December           Ended December            Ended December
                                                              31,                      31,                      31,
                                                             1999                     1998                      1997
                                                        --------------           --------------            --------------

Net assets in liquidation, beginning of
period.............................................        $56,211,889              $54,048,704               $47,615,764
Distributions paid.................................          (997,235)                       --                        --
Adjustments to reflect liquidation basis of
Accounting.........................................          2,217,035                2,163,185                 6,432,940
                                                           -----------              -----------               -----------
Net assets in liquidation, end of period...........        $57,431,689              $56,211,889               $54,048,704
                                                           ===========              ===========               ===========





                 See notes to consolidated financial statements.



928534.4
                                       F-4

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Liquidation Basis of Accounting)

1.       Organization and Significant Accounting Policies

         Atlantic Realty Trust , a Maryland real estate investment trust (the "Trust"), was formed on July 27, 1995 for the purpose of liquidating its interests in real properties, the mortgage loan portfolio and certain other assets and liabilities which were transferred to the Trust from RPS Realty Trust ("RPS") on May 10, 1996 (the "Spin-Off Transaction"). The Trust had no operations from the date of formation to the date of the Spin-Off Transaction. The Trust adopted the liquidation basis of accounting as of the date of the Spin- Off Transaction based on its intention to liquidate its assets or merge or combine operations with another real estate entity within eighteen months from the date of the Spin-Off Transaction. The Trust intends to conduct its operations with the intent of meeting the requirements applicable to a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Trust will have no current or deferred income tax liabilities.

         Liquidation Basis of Accounting -- As a result of the Spin-Off Transaction, the Trust has adopted the liquidation basis of accounting. The liquidation basis of accounting is appropriate when liquidation appears imminent and the Trust is no longer viewed as a going concern. Under this method of accounting, assets are stated at their estimated net realizable values and liabilities are stated at the anticipated settlement amounts.

         The valuations presented in the accompanying Statements of Net Assets in Liquidation represent the estimates at the dates shown, based on current facts and circumstances, of the estimated net realizable value of assets and estimated costs of liquidating the Trust. In determining the net realizable values of the assets, the Trust considered each asset's ability to generate future cash flows, offers to purchase received from third parties, if any, and other general market information. Such information was considered in conjunction with operating the Trust's plan for disposition of assets. The estimated costs of liquidation represent the estimated cost of operating the Trust through its anticipated termination. These costs primarily include payroll, consulting and related costs, rent, shareholder relations, legal and auditing. Changes in these costs during the year are reflected in the adjustments to reflect liquidation basis of accounting. Computations of net realizable value necessitate the use of certain assumptions and estimates. Future events, including economic conditions that relate to real estate markets in general, may differ from those assumed or estimated at the time such computations are made. Because of inherent uncertainty  of  valuation  when  an  entity  is  in  liquidation,  the  amounts ultimately realized from assets disposed and costs incurred to settle liabilities may materially differ from amounts presented.

         Pursuant to the terms of the Trust's Amended and Restated Declaration of Trust, the Trust was to continue for a period of 18 months from the date of the Spin-Off Transaction, subject to, among certain other things, satisfactory resolution of the RPS Tax Issues (See Note 5). Because the RPS Tax Issues have not yet been satisfactorily resolved, the Trust will continue its business past that date. The Trust cannot currently estimate the timing of the future satisfactory resolution of the RPS Tax Issues. Accordingly, the Trust will continue until there is a final determination of these issues.


928534.4
                                       F-5

         Consolidation -- The consolidated financial statements include the accounts of the Trust and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.       Investments in Real Estate


                                                                           Estimated Net Realized Value
Property                      Location                              December 31,                  December 31,
                                                                        1999                          1998
                                                                    ------------                  ------------

Hylan Shopping Center         Staten Island, NY                      $37,775,000                   $38,625,000

--------------

(a) Includes estimated cash flows using a disposition period of nine months. Realized values may differ depending on actual disposition results and time periods.
(b) On February 25, 1998, the Trust sold the Norgate Shopping Center for $3,850,000 and received net proceeds of approximately $3,242,000.
(c) Net income of the Trust for the years ended December 31, 1999 and 1998 was approximately $2,600,000 and $1,400,000 respectively and is included in the adjustments to reflect liquidation basis of accounting.

3.       Shares Outstanding

         The weighted average number of common shares outstanding for the periods ended December 31, 1999, 1998, and 1997 was 3,561,553, respectively.

4.       Short-Term Investments

         Short-term investments at December 31, 1999 and 1998, consist primarily of Certificates of Deposit at a major New York bank of $22,000,000 and $20,000,000, respectively, bearing interest at a fixed rate of 5.30% and 4.50%, respectively.

5.       Income Taxes

         Even though the Trust will not be subject to income taxes as discussed in Note 1, since the Trust is a public enterprise it is required to reconcile the net difference between the assets and liabilities for tax purposes and financial reporting, in accordance with the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes," net differences in basis are not material.

         During the third quarter of 1994, RPS held more than 25% of the value of its gross assets in overnight Treasury Bill reverse repurchase transactions which the Internal Revenue Service ("IRS") may view as non-qualifying assets for the purposes of satisfying an asset qualification test applicable to REITs, based on a Revenue Ruling published in 1977 (the "Asset Issue"). RPS requested that the IRS enter into a closing agreement with RPS that the Asset Issue would not impact RPS' status as a REIT. The IRS declined such request. In February 1995, the IRS initiated an examination of the 1991-1995 income tax returns of RPS (the "RPS Audit" and, together with the Asset Issue, the "RPS Tax Issues"). Based on developments in the law which occurred since 1977, RPS' tax counsel, Battle Fowler LLP, rendered an opinion that RPS' investment in Treasury Bill repurchase obligations would not adversely affect its REIT status. However,

928534.4
                                       F-6
such opinion is not binding upon the IRS.

         In connection with the Spin-Off Transaction, the Trust assumed all tax liability arising out of the RPS Tax Issues (other than liability that relates to events occurring or actions taken by RPS following the date of the Spin-Off Transaction) pursuant to a tax agreement, dated May 10, 1996, by and between RPS and the Trust. Such agreement provides that RPS (now named Ramco-Gershenson Properties Trust), under the direction of four trustees, three of whom are also trustees of the Trust (the "Continuing Trustees") and not the Trust, will control, conduct and effect the settlement of any tax claims against RPS relating to the RPS Tax Issues. Accordingly, the Trust does not have any control as to the timing of the resolution or disposition of any such claims and no assurance can be given that the resolution or disposition of any such claims will be on terms or conditions as favorable to the Trust as if they were resolved or disposed of by the Trust. During the third quarter of 1999, the number of Continuing Trustees decreased from four to three upon the resignation of Herbert Leichtung as a trustee of both RPS and the Trust. Subsequent to Mr. Leichtung's resignation, Robert A. Meister was named as a Continuing Trustee to fill the vacancy on the board of trustees of RPS caused by Mr. Leichtung's resignation.

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

         As of December 31, 1999, the Trust has not been required to perform its indemnity obligation with respect to the RPS Tax Issues other than with respect to legal fees and expenses paid in connection with the IRS' ongoing examination. On March 1, 1999, the IRS revenue agent conducting the examination issued his examination report (the "Revenue Agent's Report") with respect to the tax issues in the RPS Tax Audit, including the RPS Tax Issues. The Revenue Agent's Report sets forth a number of positions which the IRS examining agent has taken with respect to the RPS Tax Issues for the years that are subject to the RPS Audit, which Special Tax Counsel to the Continuing Trustees believes are not consistent with applicable law and regulations of the IRS. One of the positions, the acquisition of assets by RPS that could be viewed as nonqualifying assets for REIT purposes, has been addressed in the opinion letter of counsel referred to above. In addition, the IRS revenue agent has proposed to disallow the deductions for bad debts and certain other items claimed by RPS in the years under examination. In reaching his conclusion with respect to the deduction for bad debts, the IRS revenue agent has disregarded the fact that the values actually obtained for the assets corresponded to the values used by RPS in determining its bad debt deductions. If all of the positions taken in the Revenue Agent's Report were to be sustained, RPS, with funds supplied by the Trust, would have to distribute up to approximately $16.5 million to its shareholders, in accordance with the procedures for deficiency dividends, in order to preserve its status as a REIT and could, in addition, be subject to taxes, interest and penalties up to approximately $28 million through March 31, 2000. The issuance of the Revenue Agent's Report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in RPS' tax liability for the years at issue and any adverse determination by the IRS revenue agent is subject to administrative appeal with the IRS and, thereafter, to judicial review. As noted above, the Revenue Agent's Report sets forth a number of positions which Special Tax Counsel to RPS and the Trust believe are not consistent with applicable law and regulations of the IRS. The Trust has been informed that RPS has filed an administrative appeal challenging the findings contained in the Revenue Agent's Report. The administrative appeal is pending with the IRS.

928534.4
                                       F-7

6.       Dividends/Distributions to Shareholders

         Under the Internal Revenue Code, a REIT must meet certain qualifications, including a requirement that it distribute annually to its shareholders at least 95 percent (90% for taxable years beginning after December 31, 2000) of its REIT taxable income. The Trust's policy is to distribute to shareholders all taxable income. There were no dividends in 1998 and 1997. Dividend distributions for the year ended December 31, 1999 are summarized as follows:


         Record Date             Distribution                  Payment
         -----------             ------------                  -------
      December 15, 1999         $.28 per share            December 28, 1999

7.       Commitments

         The Trust leases approximately 4,800 square feet of office space at 747 Third Avenue, New York, New York at an annual base rent of approximately $195,000. This lease will expire on October 31, 2000.



928534.4
                                       F-8

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2000.

                                  ATLANTIC REALTY TRUST

Date:  March 28, 2000             By: /s/ Joel M. Pashcow
                                      -------------------
                                      Name:  Joel M. Pashcow
                                      Title: President and Chairman of the Board


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


Signature                                            Title                                          Date
---------                                            -----                                          ----


/s/ Joel M. Pashcow                                  President and Chairman of the                  March 28, 2000
-------------------                                  Board
Joel M. Pashcow

/s/ Edwin R. Frankel                                 Executive Vice President, Chief                March 28, 2000
--------------------                                 Financial Officer, Secretary and
Edwin R. Frankel                                     Principal Financial and
                                                     Accounting Officer


/s/ Edwin J. Glickman                                Trustee                                        March 28, 2000
---------------------
Edwin J. Glickman


/s/ Stephen R. Blank                                 Trustee                                        March 28, 2000
--------------------
Stephen R. Blank


/s/ Edward Blumenfeld                                Trustee                                        March 28, 2000
---------------------
Edward Blumenfeld


/s/ Samuel M. Eisenstat                              Trustee                                        March 28, 2000
-----------------------
Samuel M. Eisenstat



928534.4


Signature                                            Title                                          Date
---------                                            -----                                          ----

                                                     Trustee                                        March 28, 2000
/s/ Arthur H. Goldberg
----------------------
Arthur H. Goldberg

/s/  William A. Rosoff                               Trustee                                        March 28, 2000
----------------------
William A. Rosoff




928534.4

                                  Exhibit Index

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.       Description

3.1               Amended  and  Restated  Declaration  of  Trust  of  the  Trust
                  (Incorporated by reference to the Trust's definitive registration statement on Form 10, dated March 28, 1996, File No. 0- 27562, Exhibit 3.1).

3.2 Amended and Restated By-Laws of the Trust (Incorporated by reference to the Trust's definitive registration statement on Form 10, dated March 28, 1996, File No. 0-27562, Exhibit 3.2).

3.3 First Amendment to Amended and Restated Declaration of Trust of the Trust (Incorporated by reference to the Trust's definitive registration statement on Form 10, dated March 28, 1996, File No. 0-27562, Exhibit 3.3).

4.1 Form of Share Certificate (Incorporated by reference to the Trust's definitive registration statement on Form 10, dated March 28, 1996, File No. 0-27562, Exhibit 4.1).

10.1 Lease Agreement, dated as of January 16, 1997, by and between Sage Realty Corporation, as the lessor, and the Trust, as the lessee (Incorporated by reference to the Trust's annual report on Form 10-K for the year ended December 31, 1996, Exhibit 10.1).

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

10.5 Employment Agreement, dated as of June 11, 1998, by and between the Trust and Edwin R. Frankel (Incorporated by reference to the Trust's quarterly report on Form 10-Q for the three months ended June 30, 1998, File No. 000-27198, Exhibit 10.1).

10.6 Amendment to Employment Agreement, dated as of January 28, 2000, by and between the Trust and Edwin R. Frankel.

21.1              Subsidiary of the Registrant

27.1              Financial Data Schedule


928534.4