Form 10-Q
period 2000-03-31
ATLANTIC REALTY TRUST
filed 2000-05-09
CIK 948975

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

        (Mark One)
         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000
                                        .......................................
 .
                                       OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        ..............    ......................

         Commission file number:  0-27562
                                  ..............................................

                              ATLANTIC REALTY TRUST
       .................................................................
             (Exact name of registrant as specified in its charter)


                   Maryland                             13-3849655
 .............................................. .............................
(State or other jurisdiction of incorporation       (I.R.S. Employer
               or organization)                    Identification No.)

                   747 Third Avenue, New York, New York 10017
           ..........................................................
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 702-8561
           ..........................................................
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X         No
    .......   ........

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        The number of shares of beneficial interest, par value $.01 per share, outstanding on May 8, 2000 was 3,561,553.



948482.2

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


Part I-- FINANCIAL INFORMATION                                                                       PAGE NO.
                                                                                                     --------
Item 1.  Financial Statements.

         Consolidated Statements of Net Assets in Liquidation--
         March 31, 2000 and December 31, 1999...............................................................1

         Consolidated Statements of Changes in Net Assets in Liquidation--
         Period January 1, 2000 through March 31, 2000 and January 1,1999 through March 31, 1999............2

         Notes to Consolidated Financial Statements.........................................................3

Item 2.  Management's Discussion and Analysis of Financial Condition and Liquidation Activities.............6

Item 3.  Quantitative and Qualitative Disclosure About Market Risk..........................................6

Part II -- OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................7

Item 2.  Changes in Securities and Use of Proceeds..........................................................7

Item 3.  Defaults Upon Senior Securities....................................................................7

Item 4.  Submission of Matters to a Vote of Security Holders................................................7

Item 5.  Other Information..................................................................................7

Item 6.  Exhibits and Reports on Form 8-K...................................................................7

Signatures..................................................................................................8



948482.2

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                      ATLANTIC REALTY TRUST AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)



                                                                       March 31, 2000            December 31, 1999
                                                                       --------------            -----------------
ASSETS

Investment in Real Estate.........................................       $ 37,700,000              $ 37,775,000

Cash and Short Term Investments...................................         24,345,660                23,039,132

Other Assets......................................................          1,100,000                 1,012,000
                                                                          -----------               -----------
        Total Assets..............................................         63,145,660                61,826,132
                                                                           ----------                ----------
LIABILITIES
Estimated Costs of Liquidation....................................          4,316,523                 4,394,443
                                                                         ------------               -----------
          Total Liabilities.......................................          4,316,523                 4,394,443
                                                                         ------------               -----------
          Net Assets in Liquidation...............................       $ 58,829,137              $ 57,431,689
                                                                         ============              ============












                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



948482.2
                                        1

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)




                                                                    For the Period
                                                                  January 1, 2000 to
                                                                    March 31, 2000
                                                                   ----------------
Net Assets in Liquidation
   Beginning of Period.......................................          $57,431,689

Adjustments to Reflect
   Liquidation Basis of Accounting...........................            1,397,448
                                                                       -----------
Net Assets in Liquidation End of Period......................          $58,829,137
                                                                       ===========




                                                                    For the Period
                                                                  January 1, 1999 to
                                                                    March 31, 1999
                                                                   ----------------
Net Assets in Liquidation
   Beginning of Period.......................................          $56,211,889

Adjustments to Reflect
   Liquidation Basis of Accounting...........................              101,530
                                                                       -----------
Net Assets in Liquidation End of Period......................          $56,313,419
                                                                       ===========













                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



948482.2
                                        2

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Significant Accounting Policies:

         Atlantic Realty Trust, a Maryland real estate investment trust (the "Trust"), was formed on July 27, 1995 for the purpose of liquidating its interests in real properties, its mortgage loan portfolio and certain other assets and liabilities which were transferred to the Trust from Ramco-Gershenson Properties Trust (formerly named RPS Realty Trust) ("RPS") on May 10, 1996 (the "Spin-Off Transaction"). The Trust had no operations from the date of formation to the date of the Spin-Off Transaction. The Trust adopted the liquidation basis of accounting as of the date of the Spin-Off Transaction based on its intention to liquidate its assets or merge or combine operations with another real estate entity within eighteen months from the date of the Spin-Off Transaction. The Trust intends to conduct its operations with the intent of meeting the requirements applicable to a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Trust will have no current or deferred income tax liabilities.

         In the opinion of management, the accompanying consolidated financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim periods. Such adjustments consists only of normal recurring accruals.

         The consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Trust's annual report on form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999. The results of interim periods may not be indicative of the results for the entire year.

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

         The valuations presented in the accompanying Consolidated Statements of Net Assets in Liquidation represent the estimates at the dates shown, based on current facts and circumstances, of the estimated net realizable value of the assets and estimated costs of liquidating the Trust. In determining the net realizable values of the assets, the Trust considered each asset's ability to generate future cash flows, offers to purchase received from third parties, if any, and other general market information. Such information was considered in conjunction with operating the Trust's plan for disposition of assets. The estimated costs of liquidation represent the estimated costs of operating the Trust through its anticipated termination. These costs primarily include payroll, consulting and related costs, rent, shareholder relations, legal and auditing. Changes in these costs during the periods presented are reflected in the adjustments to reflect liquidation basis of accounting. Computations of net realizable value necessitate the use of certain assumptions and estimates. Future events, including economic conditions that relate to real estate markets in general, may differ from those assumed or estimated at the time such computations are made. Because of inherent uncertainty of valuation when an entity is in liquidation, the amounts ultimately realized from assets disposed and costs incurred to settle liabilities may materially differ from amounts presented.

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



948482.2
                                        3

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Consolidation

         The consolidated financial statements include the accounts of the Trust and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.       Investment in Real Estate:

                                                       Estimated Net                  Estimated Net
Property                    Location            Realizable Value 3/31/00(a)    Realizable Value 12/31/99 (a)
--------                    --------            ---------------------------    -----------------------------
Hylan Shopping Center     Staten Island, NY             $37,700,000                    $37,775,000

----------

(a) Includes estimated cash flows using a disposition period of 9 months. Realized values may differ depending on actual disposition results and time period.

3.       Shares Outstanding:

         The  weighted   average   number  of  shares  of  beneficial   interest
outstanding for the periods ending March 31, 2000 and December 31, 1999 was 3,561,553.

4.       Cash and Short-Term Investments:

         Cash and short-term investments at March 31, 2000 consist primarily of a Certificate of Deposit at a major New York bank of $23,250,000 bearing interest at a fixed rate of 4.95%.

5.       Income Taxes:

         During the third quarter of 1994, RPS held more than 25% of the value of its gross assets in overnight Treasury Bill reverse repurchase transactions which the Internal Revenue Service (the "IRS") may view as non- qualifying assets for the purposes of satisfying an asset qualification test applicable to REITs, based on a Revenue Ruling published in 1977 (the "Asset Issue"). RPS requested that the IRS enter into a closing agreement with RPS that the Asset Issue would not impact RPS' status as a REIT. The IRS declined such request. In February 1995, the IRS initiated an examination of the 1991-1995 income tax returns of RPS (the "RPS Audit" and, together with the Asset Issue, the "RPS Tax Issues"). Based on developments in the law which occurred since 1977, RPS' tax counsel, Battle Fowler LLP, rendered an opinion that RPS' investment in Treasury Bill repurchase obligations would not adversely affect its REIT status. However, such opinion is not binding upon the IRS.

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



948482.2
                                        4

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

         As of March 31, 2000, the Trust has not been required to perform its indemnity obligation with respect to the RPS Tax Issues other than with respect to legal fees and expenses paid in connection with the IRS' ongoing examination. On March 1, 1999, the IRS revenue agent conducting the examination issued his examination report (the "Revenue Agent's Report") with respect to the tax issues in the RPS Tax Audit, including the RPS Tax Issues. The Revenue Agent's Report sets forth a number of positions which the IRS examining agent has taken with respect to the RPS Tax Issues for the years that are subject to the RPS Audit, which Special Tax Counsel to the Continuing Trustees believes are not consistent with applicable law and regulations of the IRS. One of the positions, the acquisition of assets by RPS that could be viewed as non-qualifying assets for REIT purposes, has been addressed in the opinion letter of counsel referred to above. In addition, the IRS revenue agent has proposed to disallow the deductions for bad debts and certain other items claimed by RPS in the years under examination. In reaching his conclusion with respect to the deduction for bad debts, the IRS revenue agent has disregarded the fact that the values actually obtained for the assets corresponded to the values used by RPS in determining its bad debt deductions. If all of the positions taken in the Revenue Agent's Report were to be sustained, RPS, with funds supplied by the Trust, would have to distribute up to approximately $16.5 million to its shareholders, in accordance with the procedures for deficiency dividends, in order to preserve its status as a REIT and could, in addition, be subject to taxes, interest and penalties up to approximately $28 million through March 31, 2000. The issuance of the Revenue Agent's Report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in RPS' tax liability for the years at issue and any adverse determination by the IRS revenue agent is subject to administrative appeal with the IRS and, thereafter, to judicial review. As noted above, the Revenue Agent's Report sets forth a number of positions which Special Tax Counsel to RPS and the Trust believe are not consistent with applicable law and regulations of the IRS. The Trust has been informed that RPS has filed an administrative appeal challenging the findings contained in the Revenue Agent's Report. The administrative appeal is pending with the IRS.

6.       Other Assets:

         Other assets include the projected income from the Trust's short-term investments.






948482.2
                                        5

Item 2.  Management's   Discussion  and  Analysis  of  Financial  Condition  and
         Liquidation Activities.

Capital Resources and Liquidity

         At March 31, 2000, the Trust owned one retail property (Hylan Plaza Shopping Center, located in Staten Island, New York) as well as cash and certain other assets, which include furniture, fixtures and equipment. The Trust does not intend to make new loans or actively engage in either the mortgage lending or the property acquisition business.

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

         The Trust believes that cash and cash equivalents on hand, proceeds generated by the real estate property that it owns and operates (the Hylan Center) and proceeds from the eventual sale of such property will be sufficient to support the Trust and meet its obligations. As of March 31, 2000, the Trust had approximately $24,345,000 in cash and short-term investments.

Inflation

         Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Trust or its investment.

Year 2000 Issue

         As of March 31, 2000, the Trust did not discover any Year 2000 or similar computer problems in its internal systems or with regard to any vendor, tenant or other third party computer systems. The Trust will continue to assess all of its internal systems for operational effectiveness and efficiency beyond Year 2000 concerns. In the event that the Trust discovers Year 2000 or similar computer problems in its internal systems, the Trust will endeavor to resolve these problems by making modifications to its systems or purchasing new systems on a timely basis.

Results of Operations

         As a result of the Trust adopting the liquidation basis of accounting in accordance with generally accepted accounting principles as of May 10, 1996 and thus not reporting results of operations thereafter, there is no management discussion comparing the corresponding periods.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

         Not applicable.



948482.2
                                        6

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

Item 6.  Exhibits and Reports on Form 8-K.

1. Exhibits: The registrant has filed the following exhibit as a part of this Quarterly Report on Form 10-Q:

         Exhibit Number             Description
         --------------             -----------

         27.1                       Financial Data Schedule

2. The registrant has not filed any reports on Form 8-K for the three month period ended March 31, 2000.



948482.2
                                        7

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ATLANTIC REALTY TRUST
                                                (Registrant)


Date: May 9, 2000                         /s/ Joel M. Pashcow
                                            -------------------
                                            Name:  Joel M. Pashcow
                                            Title: Chairman and President
                                                   (Principal Executive Officer)


Date: May 9, 2000                         /s/ Edwin R. Frankel
                                            --------------------
                                            Name:  Edwin R. Frankel
                                            Title: Executive Vice President,
                                                   Chief Financial Officer and
                                                   Secretary
                                                   (Principal Financial and
                                                   Accounting Officer)



948482.2