Form 10-Q
period 2000-09-30
ATLANTIC REALTY TRUST
filed 2000-11-07
CIK 948975

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               -------------------------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ------------------------------

Commission file number 0-27562
                       ---------------------------------------------------------

                             ATLANTIC REALTY TRUST
                          ---------------------------
             (Exact name of registrant as specified in its charter)


                Maryland                                       13-3849655
-------------------------------------                   ------------------------
   (State or other jurisdiction of                         (I.R.S. Employer-
    incorporation or organization)                         Identification No.)


                   747 Third Avenue, New York, New York 10017
                   ------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                  212-702-8561
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

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

     The number of shares of beneficial interest, par value $.01 per share, outstanding on November 6, 2000 was 3,561,553.

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

                                                                        PAGE NO.
                                                                        --------
PART I. - FINANCIAL INFORMATION

   Item 1. Financial Statements................................................3

      Consolidated Statements Of Net Assets In Liquidation
      September 30, 2000 and December 31, 1999.................................3

      Consolidated Statements Of Changes In Net Assets In
      Liquidation - Periods July 1, 2000 through
      September 30, 2000 and January 1, 2000 through
      September 30, 2000 and July 1, 1999 through
      September 30, 1999 and January 1, 1999 through September 30, 1999........4

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................5

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Liquidation Activities................................8

   Item 3. Quantitative and Qualitative Disclosure About Market Risk...........8

PART II. - OTHER INFORMATION

   Item 1. Legal Proceedings...................................................9

   Item 2. Changes in Securities and Use of Proceeds...........................9

   Item 3. Defaults Upon Senior Securities.....................................9

   Item 4. Submission of Matters to a Vote of Security Holders.................9

   Item 5. Other Information...................................................9

   Item 6. Exhibits and Reports on Form 8-K....................................9

   Signatures.................................................................10

                        PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements.



                      ATLANTIC REALTY TRUST AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)




                                          September 30, 2000   December 31, 1999
                                          ------------------   -----------------
                   ASSETS

Investment in Real Estate..............      $  37,700,000        $  37,775,000

Cash and Short Term Investments........         26,021,154           23,039,132

Other Assets...........................          1,100,000            1,012,000
                                             -------------        -------------

Total Assets...........................         64,821,154           61,826,132
                                             -------------        -------------

                 LIABILITIES

Estimated Costs of Liquidation.........          4,445,128            4,394,443
                                             -------------        -------------

Total Liabilities......................          4,445,128            4,394,443
                                             -------------        -------------

Net Assets in Liquidation..............      $  60,376,026        $  57,431,689
                                             =============        =============






                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)



                                           For the Period       For the Period
                                           July 1, 2000 to    January 1, 2000 to
                                         September 30, 2000   September 30, 2000
                                         ------------------   ------------------

Net Assets in Liquidation
     Beginning of Period................   $  59,152,052        $  57,431,689

Adjustments to Reflect
     Liquidation Basis of Accounting.....      1,223,974            2,944,337
                                           -------------        -------------

Net Assets in Liquidation End of Period..  $  60,376,026        $  60,376,026
                                           =============        =============



                                           For the Period       For the Period
                                           July 1, 1999 to    January 1, 1999 to
                                         September 30, 1999   September 30, 1999
                                         ------------------   ------------------

Net Assets in Liquidation
     Beginning of Period.................  $  56,572,842        $  56,211,889

Adjustments to Reflect
     Liquidation Basis of Accounting.....        636,056              997,009
                                           -------------        -------------

Net Assets in Liquidation End of Period..  $  57,208,898        $  57,208,898
                                           =============        =============





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

2.   Investment in Real Estate:


                                             Estimated Net        Estimated Net
                                           Realizable Value     Realizable Value
Property                Location              9/30/00 (a)         12/31/99 (a)
--------                --------
Hylan Shopping Center   Staten Island, NY     $37,700,000          $37,775,000

_______________

(a) Includes estimated cash flows using a disposition period of 9 months. Realized value may differ depending on actual disposition results and time period.

3.   Shares Outstanding:

     The weighted average number of shares of beneficial interest outstanding for the periods ending September 30, 2000 and December 31, 1999 was 3,561,553.

4.   Cash and Short-Term Investments:

     Cash and short-term investments at September 30, 2000 consist primarily of a Certificate of Deposit at a major New York bank of $25,000,000 bearing interest at a fixed rate of 5.31%.

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

     As of September 30, 2000, the Trust has not been required to perform its indemnity obligation with respect to the RPS Tax Issues other than with respect to the payment of legal fees and expenses incurred in connection with the IRS' ongoing examination. On March 1, 1999, the IRS revenue agent conducting the examination issued his examination report (the "Revenue Agent's Report") with respect to the tax issues in the RPS Tax Audit, including the RPS Tax Issues. The Revenue Agent's Report sets forth a number of positions which the IRS examining agent has taken with respect to the RPS Tax Issues for the years that are subject to the RPS Audit, which Special Tax Counsel to the Continuing Trustees believes are not consistent with applicable law and regulations of the IRS. One of the positions, the acquisition of assets by RPS that could be viewed as non-qualifying assets for REIT purposes, has been addressed in the opinion letter of counsel referred to above. In addition, the IRS revenue agent has proposed to disallow the deductions for bad debts and certain other items claimed by RPS in the years under examination. In reaching his conclusion with respect to the deduction for bad debts, the IRS revenue agent has disregarded the fact that the values actually obtained for the assets corresponded to the values used by RPS in determining its bad debt deductions. If all of the positions taken in the Revenue Agent's Report were to be sustained, RPS, with funds supplied by the Trust, would have to distribute up to approximately $16.5 million to its shareholders, in accordance with the procedures for deficiency dividends, in order to preserve its status as a REIT and could, in addition, be subject to taxes, interest and penalties up to approximately $29.7 million through September 30, 2000. The issuance of the Revenue Agent's Report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in RPS' tax liability for the years at issue and any adverse determination by the IRS revenue agent is subject to administrative appeal with the IRS and, thereafter, to judicial review. As noted above, the Revenue Agent's Report sets forth a number of positions which Special Tax Counsel to RPS and the Trust believe are not consistent with applicable law and regulations of the IRS. The Trust filed an administrative appeal (the "Protest") challenging the findings contained in the Revenue Agent's Report. The appellate conferee to whom the administrative appeal was assigned reviewed the Revenue Agent's Report and the Protest and, rather than considering the appeal further, has returned the case to the revenue agent for further factual development. During a meeting with the Special Tax Counsel to the Continuing Trustees, the appellate conferee indicated that, even assuming the assertions in the Revenue Agent's Report justified the disallowances, he was required to return the case to the revenue agent because the facts necessary to sustain the assertions in the Report had not been established to the degree necessary to permit the consideration of the case on appeal. The revenue agent has requested information in accordance with the directions of the appellate conferee and, although much of the information was examined by the agent previously, the Trust has responded to the new request.

6.   Other Assets:

     Other assets include the estimated interest income from the Trust's short-term investments.

Item 2. Management's Discussion and Analysis of Financial Condition and Liquidation Activities.

Capital Resources and Liquidity

     At September 30, 2000, the Trust owned one retail property (Hylan Plaza Shopping Center, located in Staten Island, New York) as well as cash and certain other assets. The Trust does not intend to make new loans or actively engage in either the mortgage lending or the property acquisition business.

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

     The Trust believes that cash and cash equivalents on hand, proceeds generated by the real estate property that it owns and operates (the Hylan Center) and proceeds from the eventual sale of such property will be sufficient to support the Trust and meet its obligations. As of September 30, 2000, the Trust had approximately $26,021,000 in cash and short-term investments.

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

                          PART II. - OTHER INFORMATION


Item 1. Legal Proceedings.

     Not applicable.

Item 2. Changes in Securities and Use of Proceeds.

     Not applicable.

Item 3. Defaults Upon Senior Securities.

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not Applicable

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

Item 6. Exhibits and Reports on Form 8-K.

1. Exhibits: The registrant has filed the following exhibit as a part of this Quarterly Report on Form 10-Q:

     Exhibit Number                    Description
     --------------                    -----------

     27.1                              Financial Data Schedule



2. The registrant has not filed any reports on Form 8-K for the three month period ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ATLANTIC REALTY TRUST
                                            (Registrant)




Date:  November 7, 2000                     /s/ Joel M. Pashcow
                                            -------------------
                                            Name:  Joel M. Pashcow
                                            Title: Chairman and President
                                                   (Principal Executive Officer)

Date:  November 7, 2000                     /s/ Edwin R. Frankel
                                            --------------------
                                            Name:  Edwin R. Frankel
                                            Title: Executive Vice President
                                                   Chief Financial Officer
                                                   and Secretary
                                                   (Principal Financial and
                                                    Accounting Officer)