Form 10-K405
period 2000-12-31
ATLANTIC REALTY TRUST
filed 2001-03-28
CIK 948975

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
                    [X] ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                       OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to __________________


                         Commission file number 0-27562


                            ATLANTIC REALTY TRUST
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Maryland                                              13-3849655
--------------------------                             -------------------------
State or other jurisdiction of                               (IRS Employer
Incorporation or organization                              Identification No.)




747 Third Avenue, New York, NY                                  10017
------------------------------------------             -------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code   212-702-8561
                                                     ---------------------------

Securities registered pursuant to Section 12(b) of the Act:



Title of each class                    Name of each exchange on which registered

Common Shares of Beneficial Interest,             NASDAQ SmallCap Market
-------------------------------------- -----------------------------------------
      $0.01 Par Value Per Share
--------------------------------------------------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
            -------------------------------------------------------
                                (Title of class)

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

     Aggregate  market  value  of the  Shares  of  Beneficial  Interest  held by
non-affiliates   of  the   registrant  as  of  March  14,  2001:   approximately
$26,242,818.

     Approximately 3,561,553 Shares of Beneficial Interest of the Registrant were outstanding as of March 14, 2001.

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
PART I   ...................................................................1
         Item 1.  Business..................................................1
         Item 2.  Properties................................................5
         Item 3.  Legal Proceedings.........................................5
         Item 4.  Submission of Matters to a Vote of Security Holders.......5

PART II  ...................................................................6
         Item 5.  Market for Registrant's Common Equity and Related
                    Stockholder Matters.....................................6
         Item 6.  Selected Financial Data...................................7
         Item 7.  Management's Discussion and Analysis of Financial
                    Condition and Liquidation Activities....................7
         Item 7A. Quantitative and Qualitative Disclosures About
                    Market Risk.............................................8
         Item 8.  Financial Statements and Supplementary Data...............8
         Item 9.  Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure..................8

PART III ...................................................................9
         Item 10.  Directors and Executive Officers of the Registrant.......9
         Item 11.  Executive Compensation...................................12
         Item 12.  Security Ownership of Certain Beneficial Owners and
                     Management.............................................14
         Item 13.  Certain Relationships and Related Transactions...........15

PART IV  ...................................................................16
         Item 14.  Exhibits, Financial Statement Schedules, and
                     Reports on Form 8-K....................................16

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

     The Trust was organized for the purpose of qualifying as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Trust will elect to qualify as a REIT for the year ended December 31, 2000 and intends to operate so as to continue to qualify as a REIT.

     As of December 31, 2000, the Trust had six employees.

Description of Trust Assets

     As of December 31, 2000, the Trust owned and operated one real property, the Hylan Center and held short-term investments in the principal amount of approximately $22,500,000, consisting primarily of a certificate of deposit at a major New York bank.

Real Property Investment

     The Hylan Plaza Shopping Center. At December 31, 2000, the Trust held an equity investment in one property, the Hylan Center . The Hylan Center is a one-story community shopping center located in Staten Island, New York which was acquired by the Trust in April, 1996. The Hylan Center contains approximately 349,000 square feet of leasable space approximately 99% of which was leased and occupied as of December 31, 2000. Major tenants (i.e., tenants who accounted for 10% or more of the leasable space as of December 31, 2000) include K-Mart Corp., a department store chain ("K-Mart"), Supermarkets General Corp. d/b/a Pathmark, a supermarket chain ("Pathmark"), and the Toys "R" Us -- Nytex, Inc., a retail toy store chain ("Toys "R" Us"). These three tenants lease approximately 105,000, 55,000 and 42,000 square feet, respectively, which constitutes 30%, 16% and 12%, respectively, of the total leasable space. The K- Mart lease expires in January 2002 and provides for annual base rental payments of approximately $235,000; the Pathmark lease expires in January 2002 and provides for annual base rental payments of approximately $339,000; and the Toys "R" Us lease expires in October 2005 and provides for annual base rental payments of approximately $90,000. The K-Mart lease contains three 5-year tenant renewal options; the Pathmark lease contains seven 5-year tenant renewal options; and the Toys "R" Us lease contains one 10-year tenant renewal option. Leases for approximately 8,887 square feet are due to expire on or prior to December 31, 2001. The approximate base rental revenue as of December 31, 2000 was approximately $3,631,338. The average base rental revenue per leased square foot as of December 31, 2000 was $10.59, excluding percentage rent and similar provisions. The Trust believes the property is adequately covered by insurance. As of December 31, 2000, the estimated net realizable value of the Hylan Center was approximately $38,490,000, including estimated cash flows using a disposition period of 9 months. Realized values may differ depending on actual disposition results and time periods.

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

     As of December 31, 2000, the Trust has not been required to perform its indemnity obligation with respect to the RPS Tax Issues other than with respect to the payment of legal fees and expenses incurred in connection with the IRS' ongoing examination. On March 1, 1999, the IRS revenue agent conducting the examination issued his examination report (the "Revenue Agent's Report") with respect to the tax issues in the RPS Tax Audit, including the RPS Tax Issues. The Revenue Agent's Report sets forth a number of positions which the IRS examining agent has taken with respect to the RPS Tax Issues for the years that are subject to the RPS Audit, which Special Tax Counsel to the Continuing Trustees believes are not consistent with applicable law and regulations of the IRS. One of the positions, the acquisition of assets by RPS that could be viewed as non-qualifying assets for REIT purposes, has been addressed in the opinion letter of counsel referred to above. In addition, the IRS revenue agent has proposed to disallow the deductions for bad debts and certain other items claimed by RPS in the years under examination. In reaching his conclusion with respect to the deduction for bad debts, the IRS revenue agent has disregarded the fact that the values actually obtained for the assets corresponded to the values used by RPS in determining its bad debt deductions. If all of the positions taken in the Revenue Agent's Report were to be sustained, RPS, with funds supplied by the Trust, would have to distribute up to approximately $16.5 million to its shareholders, in accordance with the procedures for deficiency dividends, in order to preserve its status as a REIT and could, in addition, be subject to taxes, interest and penalties up to approximately $31.8 million through March 31, 2001. The issuance of the Revenue Agent's Report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in RPS' tax liability for the years at issue and any adverse determination by the IRS revenue agent is subject to administrative appeal with the IRS and, thereafter, to judicial review. As noted above, the Revenue Agent's Report sets forth a number of positions which Special Tax Counsel to RPS and the Trust believe are not consistent with applicable law and regulations of the IRS. The Trust filed an administrative appeal (the "Protest") challenging the findings contained in the Revenue Agent's Report. The appellate conferee to whom the administrative appeal was assigned reviewed the Revenue Agent's Report and the Protest and, rather than considering the appeal further, has returned the case to the revenue agent for further factual development. During a meeting with the Special Tax Counsel to the Continuing Trustees, the appellate conferee indicated that, even assuming the assertions in the Revenue Agent's Report justified the disallowances, he was required to return the case to the revenue agent because the facts necessary to sustain the assertions in the Report had not been established to the degree necessary to permit the consideration of the case on appeal. The revenue agent has requested information in accordance with the directions of the appellate conferee and, although much of the information was examined by the agent previously, the Trust has responded to the new request.

Segment Information

     The  Trust  considers  its  business  to  include  one  industry   segment,
investment in real estate.

Item 2.  Properties.

     The Trust leases approximately 4,800 square feet of office space at 747 Third Avenue, New York, New York at an annual base rent of approximately $293,000. This lease will expire on October 31, 2002. In addition, the Trust owns and operates the Hylan Center property described under Item 1.

Item 3.  Legal Proceedings.

     There are no material pending legal proceedings other than ordinary routine litigation incidental to the business (including without limitation, foreclosure proceedings), against or involving the Trust or its properties.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Trust did not submit any matter to a vote of its shareholders during the fourth quarter of 2000.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

(a) Market Information

     The Shares of the Trust have been included for quotation on the Nasdaq SmallCap Market under the symbol ATLRS. Set forth below is the range of high and low bid prices for the shares for each of the quarters during the years ended December 31, 2000 and 1999.


                                                         High           Low
                                                         ----           ---
First Quarter 2000                                      $7.750        $6.500

Second Quarter 2000                                     $8.250        $6.812

Third Quarter 2000                                      $8.560        $5.531

Fourth Quarter 2000                                     $8.625        $7.750

First Quarter 1999                                      $8.500        $6.250

Second Quarter 1999                                     $8.125        $6.750

Third Quarter 1999                                      $8.125        $6.250

Fourth Quarter 1999                                     $7.750        $7.250


(b) Approximate Number of Equity Security Holders


                                                           Approximate Number
                                                            of Record Holders
Title of Class                                            (As of March 14, 2001)
--------------                                            ----------------------

Shares of beneficial interest, $.01 par value                     2,970

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

     The Trust paid distributions of $.86 and $.28 per share for the years ended December 31, 2000 and 1999 respectively. Such distributions represent ordinary income.

     The Trust did not pay a distribution for the year ended December 31, 1998.

Item 6.  Selected Financial Data.

     The following tables set forth certain selected historical information for the Trust. The financial information should be read in conjunction with the financial statements and notes thereto included herein.


ATLANTIC REALTY TRUST              12/31/00       12/31/99     12/31/98      12/31/97       12/31/96
                                   --------       --------     --------      --------       --------
Statement of Net Assets
In Liquidation:
         Total Assets             $62,691,522   $61,826,132   $60,376,057   $56,962,910    $51,175,032
         Total Liabilities          4,545,181     4,394,443     4,164,168     2,914,206      3,559,268
         Net Assets in
           Liquidation            58,146,371     57,431,689    56,211,889    54,048,704     47,615,764

Statement of Changes in
Net Assets in Liquidation:
Increase (Decrease)

         Distributions Paid       (3,062,936)      (997,235)        -             -         (1,389,006)

Adjustments to Reflect
   Liquidation
Basis of Accounting                3,777,618      2,217,035     2,163,185     6,432,940       4,140,555
Net Change in net assets in
  Liquidation                        714,682      1,219,800     2,163,185     6,432,940       2,751,549


Item 7.  Management's Discussion and Analysis of
         Financial Condition and Liquidation Activities.

Capital Resources and Liquidity - Atlantic Realty Trust

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

     The Trust believes that cash and cash equivalents on hand, proceeds generated by the real estate property that it owns and operates (the Hylan Center) and proceeds from the eventual sale of such property will be sufficient to support the Trust and meet its obligations. As of December 31, 2000, the Trust had approximately $23,000,000 in cash and short-term investments.

     During the first quarter of 1998, the Trust received net proceeds of approximately $3,242,000 from the sale of the Norgate Shopping Center. Following such sale, the Trust's sole remaining property was the Hylan Center. At December 31, 1998, 1999 and 2000, the Trust's only real property asset was the Hylan Center.

     The Trust will liquify its investment in the Hylan Center upon resolution of the RPS Tax Issues.

     Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Trust has adopted SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have any impact on the Trust.

Results of Operations

Period from January 1, 1998 to December 31, 1998, January 1, 1999 to December 31, 1999 and January 1, 2000 to December 31, 2000.

     As a result of the spin-off transaction, the Trust has adopted the liquidation basis of accounting. The liquidation basis of accounting is appropriate when liquidation appears imminent and the Trust is no longer viewed as a going concern. The Trust's income or loss is included in the adjustments to reflect liquidation basis of accounting. Net income for the years ended December 31, 2000, 1999 and 1998 was approximately $3,045,000, $2,600,000 and $1,400,000 respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The Board of Trustees is composed of six Trustees, each of whom will serve until the respective successors are elected and qualified.

     The Trustees and executive officers of the Trust are as follows:


Name                    Age             Offices and Positions
----                    ---             ---------------------

Joel M. Pashcow*        58              Chairman  and  President  of  the  Trust
                                        effective as of February  29,  1996.  He
                                        has  been a  member  of  the  Bar of the
                                        State of New York since  1968.  Chairman
                                        of RPS from  inception  (December  1988)
                                        through  May 1996.  He is a graduate  of
                                        Cornell  University  and the Harvard Law
                                        School. Mr. Pashcow is also a trustee of
                                        Ramco-Gershenson  Properties  Trust  and
                                        Chairman  of  its  Executive   Committee
                                        (formerly named RPS Realty Trust) and is a director of Hi-Rise Recycling Systems, Inc.

Edwin J. Glickman      68               Executive   Vice  President  of  Capital
                                        Lease Funding Corp.,  a company  engaged
                                        in commercial real estate lending, since
                                        January   1995.   Prior  to  that,   Mr.
                                        Glickman  was  President of the Glickman
                                        Organization,   Inc.  ("Glickman")  from
                                        January 1992 to December 1994.  Glickman
                                        conducted    real   estate    investment
                                        consulting   services  and  real  estate
                                        financial  services,  including mortgage
                                        brokerage,  arranging joint ventures and
                                        equity  financing.  Prior to  that,  Mr.
                                        Glickman was  Chairman of the  Executive
                                        Committee of Schoenfeld  Glickman  Maloy
                                        Inc.  from May 1989,  which is a company
                                        that  conducted  real  estate  financial
                                        services,  including mortgage brokerage,
                                        arranging   joint  ventures  and  equity
                                        financing.  Also served  successively as
                                        Executive Vice President,  President and
                                        Vice  Chairman  of  Sybedon  Corporation
                                        from  1977 to 1993,  which is a  company
                                        that  conducted  real  estate  financial
                                        services,  including mortgage brokerage,
                                        arranging   joint  ventures  and  equity
                                        financing.   In   all   positions,   Mr.
                                        Glickman has been engaged in real estate financial services, including mortgage brokerage, arranging joint ventures and equity financing.

Name                   Age              Offices and Positions
----                   ---              ---------------------

Stephen R. Blank*      55               Senior Fellow, Finance of the Urban Land
                                        Institute  ("ULI").  Mr. Blank is also a
                                        director   of  West  Coast   Hospitality
                                        Corporation,    a   New    York    Stock
                                        Exchange-listed   corporation   and  BNP
                                        Residential    Properties,    Inc.,   an
                                        American  Stock   Exchange-listed  REIT.
                                        Prior to joining  the ULI in December of
                                        1998, Mr. Blank was a Managing Director,
                                        Real Estate  Investment  Banking of CIBC
                                        Oppenheimer Corp.  ("Oppenheimer") since
                                        November  1,  1993.   Prior  to  joining
                                        Oppenheimer,  Mr.  Blank was a  Managing
                                        Director, Real Estate Corporate Finance,
                                        of Cushman &  Wakefield,  Inc.  for four
                                        years.  Prior to  that,  Mr.  Blank  was
                                        associated  for ten years  with  Kidder,
                                        Peabody & Co. Incorporated as a Managing
                                        Director   of  the  firm's  Real  Estate
                                        Group. Mr. Blank graduated from Syracuse
                                        University  in 1967  and was  awarded  a
                                        Masters      Degree     in      Business
                                        Administration  (Finance  Concentration)
                                        by Adelphi  University  in 1971. He is a
                                        member of the Urban Land  Institute  and
                                        the  American  Society  of  Real  Estate
                                        Counselors.  Since  September  1998, Mr.
                                        Blank has been an adjunct  professor  in
                                        the Real Estate Executive MBA Program at
                                        Columbia  University  Graduate School of
                                        Business.  He has  lectured  before  the
                                        Practising Law  Institute,  the New York
                                        University  Real Estate  Institute,  the
                                        Urban    Land    Institute    and    the
                                        International    Council   of   Shopping
                                        Centers.  Mr. Blank is also a trustee of
                                        Ramco-Gershenson     Properties    Trust
                                        (formerly   named  RPS  Realty   Trust).

Edward Blumenfeld      60               A principal  of  Blumenfeld  Development
                                        Group,  Ltd., a real estate  development
                                        firm   principally    engaged   in   the
                                        development  of  commercial   properties
                                        since  1978.

Arthur H. Goldberg*    58               President of Manhattan Associates,  LLC,
                                        a merchant and  investment  banking firm
                                        since February 1994.  Prior to that, Mr.
                                        Goldberg   was   Chairman   of  Reich  &
                                        Company,    Inc.,    (formerly   Vantage
                                        Services,  Inc.), a securities brokerage
                                        and  investment   brokerage  firm,  from
                                        January  1990  to  December   1993.  Mr.
                                        Goldberg  was  employed  by   Integrated
                                        Resources,  Inc.  from its  inception in
                                        December  1968,  as President  and Chief
                                        Operating  Officer  from May 1973 and as
                                        Chief  Executive  Officer from  February
                                        1989 until January 1990. On February 13,
                                        1990, Integrated Resources, Inc. filed a
                                        voluntary  petition  for  reorganization
                                        under  Chapter 11 of the  United  States
                                        Bankruptcy Code. Mr. Goldberg has been a
                                        member  of the Bar of the  State  of New
                                        York since 1967. He is a graduate of New
                                        York  University  School of Commerce and
                                        its School of Law.  Trustee of RPS since
                                        1988. Mr.  Goldberg is also a trustee of
                                        Ramco-Gershenson     Properties    Trust
                                        (formerly named RPS Realty Trust).

Name                   Age              Offices and Positions
----                   ---              ---------------------

William A. Rosoff      57               Vice-Chairman  of the Board of Directors
                                        of  Advanta  Corporation,   a  financial
                                        services company, since January 1996 and
                                        President of Advanta  Corporation  since
                                        October 1999. Prior thereto,  Mr. Rosoff
                                        was  associated  with  the  law  firm of
                                        Wolf,  Block,   Schorr  and  Solis-Cohen
                                        since 1969,  a partner  since 1975.  Mr.
                                        Rosoff is a past chairman of that firm's
                                        Executive   Committee   and  is  a  past
                                        chairman  of  its  tax  department.  Mr.
                                        Rosoff  serves on the  Legal  Activities
                                        Policy  Board  of  Tax   Analysts,   the
                                        Advisory  Board for  Warren,  Gorham and
                                        Lamont's    Journal    of    Partnership
                                        Taxation,  and  has  served  on the  Tax
                                        Advisory  Boards  of  Commerce  Clearing
                                        House and Little, Brown and Company. Mr.
                                        Rosoff also serves on the Advisory Group
                                        for the American Law Institute's ("ALI")
                                        ongoing Federal Income Tax Project; as a
                                        consultant  for the ALI's  current study
                                        of   the   Taxation   of    Pass-Through
                                        Entities. He is a fellow of the American
                                        College  of  Tax  Counsel.

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

Edwin R. Frankel       55               Since the  inception of the Trust in May
                                        1996,  Mr.  Frankel  has  served  as its
                                        Executive    Vice    President,    Chief
                                        Financial    Officer,    Secretary   and
                                        Principal   Financial   and   Accounting
                                        Officer.  From 1988 to 1992, Mr. Frankel
                                        served  as  Vice   President  and  Chief
                                        Financial Officer of RPS and from 1992 to 1996 as Senior Vice President, Chief
                                        Financial Officer and Treasurer of RPS.

---------------------------
*  Designates status as a Continuing Trustee.

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

Item 11.  Executive Compensation.

Executive Officers

     Mr. Pashcow receives no cash compensation for serving as an executive officer of the Trust. Mr. Frankel receives compensation of approximately $168,000 per annum pursuant to an employment contract entered into between the Trust and Mr. Frankel on June 11, 1998, as more fully described below.

                                                    SUMMARY COMPENSATION TABLE


                                                                      Annual Compensation             Long Term Compensation
                                                                      -------------------             ----------------------

                                                                           Restricted
Name and Principal                                       Other Annual         Stock             Securities Underlying    Payout LTIP
Position               Year     Salary($)    Bonus($)    Compensation       Awards($)              Options/SARs($)       Payouts($)
------------------     ----     ---------    --------    ------------      ----------           ---------------------    -----------

Edwin R. Frankel*
Executive Vice         1998      146,634        -           3,762**             -                        -                     -
President, Chief       1999      160,735                    4,837**
Financial Officer      2000      165,557                    5,142**
  and Secretary

________________
*        No other executive officer received compensation in excess of $100,000.
**       Includes approximately $1,000 in imputed interest under the Frankel Note (as defined below).


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

     During 2000, Messrs. Edwin Glickman and Edward Blumenfeld each earned fees of $25,000 in connection with services they provided to the Trust as Members of the Disposition Committee.

     During 1999, Messrs. Edwin Glickman and Edward Blumenfeld each earned fees of $60,000 in connection with services they provided to the Trust as Members of the Disposition Committee.

     During 1998, Messrs. Edwin Glickman and Edward Blumenfeld each earned fees of $64,000 in connection with services they provided to the Trust as members of the Disposition Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     As of March 14, 2001, each of the following persons were known by the Trust to be the beneficial owners of more than five percent of the Shares of the Trust.



                                                                             AMOUNT AND
                                                                              NATURE OF
                                     NAME AND ADDRESS OF                     BENEFICIAL               PERCENT OF
      TITLE OF CLASS                    BENEFICIAL OWNER                      OWNERSHIP                 CLASS
-----------------------     --------------------------------------         --------------             ----------

Shares of beneficial        Private Management Group, Inc.,                  681,891(1)                 19.15%
interest                    an investment advisor in a fiduciary
$.01 par value              capacity
                            20 Corporate Park, Suite 400
                            Irvine, CA 92606

Shares of beneficial        Kimco Realty Corporation                         345,498(2)                  9.7%
interest                    3333 New Hyde Park Rd.
$.01 par value              New Hyde Park, NY 11042

Shares of beneficial        Milton Cooper                                    688,479(3)                 19.3%
interest                    c/o Kimco Realty Corporation
$.01 par value              3333 New Hyde Park Rd.
                            New Hyde Park, NY 11042

Shares of beneficial        Magten Asset Management Corp.                    193,750(4)                  5.4%
interest                    35 East 21st Street
$.01 par value              New York, NY  10010
__________________

(1)      Based upon Schedule 13G/A filing with the Securities and Exchange Commission, filed on
         February 6, 2001.
(2)      Based upon Schedule 13D filing with the Securities and Exchange Commission, filed on
         August 23, 2000.
(3)      Based upon a Schedule 13D filing with the Securities and Exchange Commission, filed on
         August 23, 2000, and information provided to the Trust by Kimco Realty Corporation.  Includes
         (i) 32,951 shares owned by Mr. Cooper, which are beneficially owned with sole voting and disposition power and (ii) 655,528 shares owned by Kimco Realty Services, Inc., 60% of whose voting common stock is owned by Mr. Cooper.
(4)      Based upon Schedule 13G/A filing with the Securities and Exchange Commission, filed on
         February 13, 2001.  Of the 193,750 shares beneficially owned, 45,350 shares are owned with shared power to vote or direct the vote of such shares and all 193,750 shares are owned with shared power to dispose or direct the disposition of such shares.

Item 13.  Certain Relationships and Related Transactions.

     Set forth below is information as to the Shares beneficially owned as of March 14, 2001 by each of the Trustees, each of the executive officers included in the Summary Compensation Table set forth in Item 11 and all Trustees and executive officers as a group, based on information furnished by each Trustee and executive officer.


Name of Trustee/                        Shares Owned
Executive Officer                      Beneficially(1)          Percent of Class
-----------------                      ---------------          ----------------

Joel M. Pashcow                            94,154(2)                 2.64%
Arthur H. Goldberg                         24,487(3)                   *
William A. Rosoff                             125(4)                   *
Stephen R. Blank                              981(5)                   *
Edward Blumenfeld                                125                   *
Edwin J. Glickman                                  0                   *
Edwin R. Frankel                                   0                   *
All Trustees and  Executive Officers
   as a group (7 persons)                    119,872                 3.37%
_____________________
*         Less than 1% of class.
(1)       All  amounts are  directly  owned  unless  stated  otherwise.
(2) Includes 25,890 shares held in an IRA account for the benefit of Mr. Pashcow, a retirement savings plan, a pension and profit sharing account and a money purchase plan, 47,662 shares owned by an irrevocable trust of which Mr. Pashcow is a trustee, an irrevocable trust for his daughter and a foundation of which Mr. Pashcow is trustee (for all of which trusts Mr. Pashcow has shared voting and investment powers). Mr. Pashcow disclaims beneficial ownership of the Shares owned by the foundation and each of the trusts.
(3) Includes 19,563 shares owned by Mr. Goldberg's wife, 1,875 shares owned by trusts for his daughters and 3,050 shares owned by a pension trust. Mr. Goldberg disclaims beneficial ownership of the shares owned by his wife and the trusts for his daughters.
(4) Includes 125 shares held by Mr. Rosoff as a trustee for his sister, Barbara Rosoff, pursuant to a trust indenture dated December 30, 1991.
(5) Includes 706 shares owned by trusts for Mr. Blank's daughters and 275 shares held in an IRA account for the benefit of Mr. Blank. Mr. Blank disclaims beneficial ownership of the shares owned by the trusts for his daughters.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Consolidated Financial Statements - Atlantic Realty Trust and
     Subsidiary (Liquidation Basis)

Independent Auditors' Report................................................F-2
Consolidated Statements of Net Assets in Liquidation at
      December 31, 2000 and 1999............................................F-3
Consolidated Statements of Changes in Net Assets in Liquidation
     for the Years Ended December 31, 2000, 1999 and 1998...................F-4
Notes to Consolidated Financial Statements................................F-5-9

                          INDEPENDENT AUDITORS' REPORT


To the Board of Trustees of
  Atlantic Realty Trust


We have audited the accompanying consolidated statements of net assets in liquidation of Atlantic Realty Trust and subsidiary (the "Trust") at December 31, 2000 and 1999, and the related consolidated statements of changes in net assets in liquidation for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the net assets in liquidation of Atlantic Realty Trust and subsidiary at December 31, 2000 and 1999 and the changes in their net assets in liquidation for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America on the basis described in the preceding paragraph.

As discussed in Notes 1 and 6 to the consolidated financial statements, because of the inherent uncertainty of valuation when an entity is in liquidation, the amounts ultimately realized from assets disposed and costs incurred to settle liabilities may differ materially from amounts presented in the accompanying consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP


New York, New York
March 12, 2001

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)


                                         December 31, 2000    December 31, 1999
                                         -----------------    ------------------
ASSETS:

Investment in real estate..........          $38,490,625          $37,775,000
Cash and short-term investments....           23,188,427           23,039,132
Other Assets                                   1,012,500            1,012,000
                                             -----------          -----------
         Total assets..............           62,691,552           61,826,132
                                             -----------          -----------

LIABILITIES:

Estimated costs of liquidation......           4,545,181            4,394,443
                                             -----------           ----------
         Total liabilities..........           4,545,181            4,394,443
                                             -----------           ----------
Net assets in liquidation...........         $58,146,371          $57,431,689
                                             -----------          -----------
                                             -----------          -----------






                 See notes to consolidated financial statements.


                                               ATLANTIC REALTY TRUST AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                                 (Liquidation Basis of Accounting)


                                                 For the Year Ended          For the Year Ended         For the Year Ended
                                                 December 31, 2000           December 31, 1999          December 31, 1998
                                                 ------------------          ------------------         ------------------

Net assets in liquidation, beginning
    of period..............................         $57,431,689                 $56,211,889                 $54,048,704
Distributions paid.........................          (3,062,936)                    (997,235)                      -
Adjustments to reflect liquidation
    basis of accounting....................           3,777,618                   2,217,035                   2,163,185
                                             -----------------------         -------------------        ------------------
Net assets in liquidation, end of                   $58,146,371                 $57,431,689                 $56,211,889
    period.................................  -----------------------         -------------------        ------------------
                                             -----------------------         -------------------        ------------------





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

     Pursuant to the terms of the Trust's Amended and Restated Declaration of Trust, the Trust was to continue for a period of 18 months from the date of the Spin-Off Transaction, subject to, among certain other things, satisfactory resolution of the RPS Tax Issues (as such term is defined in footnote 6). Because the RPS Tax Issues have not yet been satisfactorily resolved, the Trust has continued its business past that date. The Trust cannot currently estimate the timing of the future satisfactory resolution of the RPS Tax Issues. Accordingly, the Trust will continue until there is a final determination of these issues.

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Liquidation Basis of Accounting)

     Consolidation - The consolidated financial statements include the accounts of the Trust and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.   Investment in Real Estate


                                                 Estimated Net Realized Value
Property                      Location           December 31,     December 31,
                                                    2000             1999
                                                 ------------     ------------


Hylan Shopping Center    Staten Island, NY       $38,490,625      $37,775,000
______________

(a)  Includes  estimated   cash  flows  using  a  disposition  period  of  nine
     months. Realized values may differ depending on actual disposition results and time periods.
(b) The operations of the Trust and the Hylan Shopping Center for the years ended December 31, 2000 and December 31, 1999 are as follows:

                                              2000           1999
                                              ----           ----

     Rental income. . . . . . . . . .      $3,986,873      $3,839,901
     Expense reimbursements . . . . .       1,607,388       1,646,457
     Other. . . . . . . . . . . . . .       1,260,416         993,353
                                           ----------      ----------
                                            6,854,677       6,479,711
                                           ----------      ----------
     Operating property expenses. . .       2,184,751       2,013,963
     Depreciation . . . . . . . . . .         259,000         259,000
     Other. . . . . . . . . . . . . .       1,365,679       1,587,863
                                           ----------      ----------
                                            3,809,430       3,860,826
                                           ----------      ----------
     Net income . . . . . . . . . . .      $3,045,247      $2,618,885
                                           ==========      ==========

3.   Shares Outstanding

     The weighted average number of common shares outstanding for the periods ended December 31, 2000, 1999, and 1998 was 3,561,553, respectively.

4.   Cash and Short-Term Investments

     Cash and short-term investments at December 31, 2000 and 1999, consist primarily of Certificates of Deposit at a major New York bank of $22,500,000 and $22,000,000, respectively, purchased with original maturities of three months or less, bearing interest at a fixed rate of 5.15% and 5.30%, respectively.

5.   Other Assets

     Other assets include the estimated interest income from the Trust's short-term investments.

6.   Income Taxes

     Even though the Trust will not be subject to income  taxes as  discussed in
Note 1, since the Trust is a public enterprise it is required to reconcile the net difference between the assets and liabilities for tax purposes and financial reporting, in accordance with the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." Net differences in basis are not material.

     During the third quarter of 1994, RPS held more than 25% of the value of its gross assets in overnight Treasury Bill reverse repurchase transactions which the Internal Revenue Service ("IRS") may view as non-qualifying assets for the purposes of satisfying an asset qualification test applicable to REITs, based on a Revenue Ruling published in 1977 (the "Asset Issue"). RPS requested that the IRS enter into a closing agreement with RPS that the Asset Issue would not impact RPS' status as a REIT. The IRS declined

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Liquidation Basis of Accounting)


such request. In February 1995, the IRS initiated an examination of the 1991-1995 income tax returns of RPS (the "RPS Audit" and, together with the Asset Issue, the "RPS Tax Issues"). Based on developments in the law which occurred since 1977, RPS' tax counsel, at that time, Battle Fowler LLP, rendered an opinion that RPS' investment in Treasury Bill repurchase obligations would not adversely affect its REIT status. However, such opinion is not binding upon the IRS.

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

     As of December 31, 2000, the Trust has not been required to perform its indemnity obligation with respect to the RPS Tax Issues other than with respect to the payment of legal fees and expenses incurred in connection with the IRS' ongoing examination. On March 1, 1999, the IRS revenue agent conducting the examination issued his examination report (the "Revenue Agent's Report") with respect to the tax issues in the RPS Tax Audit, including the RPS Tax Issues. The Revenue Agent's Report sets forth a number of positions which the IRS examining agent has taken with respect to the RPS Tax Issues for the years that are subject to the RPS Audit, which Special Tax Counsel to the Continuing Trustees believes are not consistent with applicable law and regulations of the IRS. One of the positions, the acquisition of assets by RPS that could be viewed as non-qualifying assets for REIT purposes, has been addressed in the opinion letter of counsel referred to above. In addition, the IRS revenue agent has proposed to disallow the deductions for bad debts and certain other items claimed by RPS in the years under examination. In reaching his conclusion with respect to the deduction for bad debts, the IRS revenue agent has disregarded the fact that the values actually obtained for the assets corresponded to the values used by RPS in determining its bad debt deductions. If all of the positions taken in the Revenue Agent's Report were to be sustained, RPS, with funds supplied by the Trust, would have to distribute up to approximately $16.5 million to its shareholders, in accordance with the procedures for deficiency dividends, in order to preserve its status as a REIT and could, in addition, be subject to taxes, interest and penalties up to approximately $31.8 million through March 31, 2001. The issuance of the Revenue Agent's Report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in RPS' tax liability for the years at issue and any adverse determination by the IRS revenue agent is subject to administrative appeal with the IRS and, thereafter, to judicial review. As noted above, the Revenue Agent's Report sets forth a number of positions which Special Tax Counsel to RPS and the Trust believe are not consistent with applicable law and

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Liquidation Basis of Accounting)


regulations of the IRS. The Trust filed an administrative appeal (the "Protest") challenging the findings contained in the Revenue Agent's Report. The appellate conferee to whom the administrative appeal was assigned reviewed the Revenue Agent's Report and the Protest and, rather than considering the appeal further, has returned the case to the revenue agent for further factual development. During a meeting with the Special Tax Counsel to the Continuing Trustees, the appellate conferee indicated that, even assuming the assertions in the Revenue Agent's Report justified the disallowances, he was required to return the case to the revenue agent because the facts necessary to sustain the assertions in the Report had not been established to the degree necessary to permit the consideration of the case on appeal. The revenue agent has requested information in accordance with the directions of the appellate conferee and, although much of the information was examined by the agent previously, the Trust has responded to the new request.

7.   Dividends/Distributions to Shareholders

     Under the Internal Revenue Code, a REIT must meet certain qualifications, including a requirement that it distribute annually to its shareholders at least 95 percent (90% for taxable years beginning after December 31, 2000) of its REIT taxable income. The Trust's policy is to distribute to shareholders all taxable income. There were no dividends in 1998. Dividend distributions for the years ended December 31, 2000 and 1999 are summarized as follows:


      Record Date                 Distribution               Payment
      -----------                 ------------               -------

     December 15, 2000            $.86 per share         December 28, 2000

     December 15, 1999            $.28 per share         December 28, 1999

8.   Commitments

     The Trust leases approximately 4,800 square feet of office space at 747 Third Avenue, New York, New York at an annual base rent of approximately $293,000. This lease will expire on October 31, 2002.

9.   Recently Issued Accounting Standards

     Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Trust has adopted SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have any impact on the Trust.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2001.

                                   ATLANTIC REALTY TRUST

Date:  March 28, 2001              By:  /s/ Joel M. Pashcow
                                        --------------------
                                   Name:  Joel M. Pashcow
                                   Title: President and Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                 Title                                Date
---------                 -------                              ----

/s/ Joel M. Pashcow       President and Chairman of the        March 28, 2001
-------------------       Board
Joel M. Pashcow


/s/ Edwin R. Frankel      Executive Vice President, Chief      March 28, 2001
--------------------      Financial Officer, Secretary and
Edwin R. Frankel          Principal Financial and
                          Accounting Officer


/s/ Edwin J. Glickman     Trustee                              March 28, 2001
---------------------
Edwin J. Glickman



/s/ Stephen R. Blank      Trustee                              March 28, 2001
---------------------
Stephen R. Blank


/s/ Edward Blumenfeld     Trustee                              March 28, 2001
---------------------
Edward Blumenfeld


/s/ Arthur H. Goldberg    Trustee
----------------------
Arthur H. Goldberg                                             March 28, 2000


/s/  William A. Rosoff    Trustee                              March 28, 2001
----------------------
William A. Rosoff

                                  Exhibit Index

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.       Description
-----------       -----------

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

10.1 Lease Agreement, dated as of January 16, 1997, by and between Sage Realty Corporation, as the lessor, and the Trust, as the lessee (Incorporated by reference to the Trust's annual report on Form 10-K for the year ended December 31, 1996, File No. 0-27562,
               Exhibit 10.1).

10.2 Form of Assignment, Assumption and Indemnification Agreement between RPS Realty Trust and the Trust (Incorporated by reference to the Trust's definitive registration statement on Form 10, dated March 28, 1997, File No. 0-27562, Exhibit 10.1).

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

10.5 Employment Agreement, dated as of June 11, 1998, by and between the Trust and Edwin R. Frankel (Incorporated by reference to the Trust's quarterly report on Form 10-Q for the three months ended June 30, 1998, File No. 0-27562, Exhibit 10.1).

10.6 Amendment to Employment Agreement, dated as of January 29, 2000, by and between the Trust and Edwin R. Frankel (incorporated by reference to the Trust's annual report on Form 10-K, for the year ended December 31, 2000, File No. 0-27562, Exhibit 10.6).

10.7 Amended and Restated Standstill Agreement, dated as of July 21, 2000, by and among Atlantic Realty Trust, on the one hand, and Kimco Realty Corporation, Kimco Realty Services, Inc. and Milton Cooper, on the other hand.

21.1 Subsidiary of the Registrant (incorporated by reference to the Trust Annual Report on 10-K, for the year ended December 31, 1999, File No. 0-27562, Exhibit 21.1).