Form 10-Q
period 2001-03-31
ATLANTIC REALTY TRUST
filed 2001-05-09
CIK 948975

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from --------------------- to -----------------------

Commission file number 0-27562
                       --------------------------------------------------------

                             ATLANTIC REALTY TRUST
                          ============================
             (Exact name of registrant as specified in its charter)

               Maryland                                     13-3849655
========================================               =====================
(State or other jurisdiction of incorporation            (I.R.S. Employer-
          or organization)                               Identification No.)

                   747 Third Avenue, New York, New York 10017
                   ==========================================
                    (Address of principal executive offices)
                                   (Zip Code)

                                  212-702-8561
              ====================================================
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                No
     ========                 ========

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     The number of shares of beneficial interest, par value $.01 per share, outstanding on May 4, 2001 was 3,561,553.

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

                                                                       PAGE NO.
PART I. - FINANCIAL INFORMATION

   Item 1. Financial Statements...............................................3

     Consolidated Statements Of Net Assets In Liquidation
     March 31, 2001 and December 31, 2000.....................................3

     Consolidated Statements Of Changes In Net Assets In
     Liquidation -Periods January 1, 2001 through March 31, 2001 and January 1, 2000 through March 31, 2000...............................4

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................5

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Liquidation Activities...............................................8

   Item 3. Quantitative and Qualitative Disclosure About Market Risk..........8

PART II. - OTHER INFORMATION

   Item 1. Legal Proceedings..................................................9

   Item 2. Changes in Securities and Use of Proceeds..........................9

   Item 3. Defaults Upon Senior Securities....................................9

   Item 4. Submission of Matters to a Vote of Security Holders................9

   Item 5. Other Information..................................................9

   Item 6. Exhibits and Reports on Form 8-K...................................9

   Signatures................................................................10

                         PART I.- FINANCIAL INFORMATION


Item 1. Financial Statements.


                      ATLANTIC REALTY TRUST AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)


                                        March 31, 2001        December 31, 2000
                                        ==============        =================
               ASSETS

Investment in Real Estate...............$  38,490,625         $  38,490,625
Cash and Short-Term Investments.........   24,592,258            23,188,427
Other Assets............................      881,250             1,012,500
                                        -------------         -------------
Total Assets............................   63,964,133            62,691,552
                                        -------------         -------------

             LIABILITIES

Estimated Costs of Liquidation..........    4,701,823             4,545,181
                                        -------------         -------------
Total Liabilities.......................    4,701,823             4,545,181
                                        -------------         -------------
Net Assets in Liquidation...............$  59,262,310         $  58,146,371
                                        =============         =============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)


                                            For the Period     For the Period
                                           January 1, 2001    January 1, 2000
                                          to March 31, 2001  to March 31, 2000
                                          =================  =================

Net Assets in Liquidation
  Beginning of Period....................   $  58,146,371       $  57,431,689

Adjustments to Reflect
  Liquidation Basis of Accounting........       1,115,939           1,397,448
                                            -------------       -------------
Net Assets in Liquidation
End of Period............................   $  59,262,310       $  58,829,137
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

     The consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Trust's annual report on form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000. The results of interim periods may not be indicative of the results for the entire year.

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

2.   Investment in Real Estate:

                                                    Estimated Net                   Estimated Net
Property                  Location            Realizable Value 3/31/01 (a)   Realizable Value 12/31/00 (a)
Hylan Shopping Center     Staten Island, NY          $38,490,625                    $38,490,625

=================
(a) Includes estimated cash flows using a disposition period of 9 months. Realized value may differ depending on actual disposition results and time period.

3.   Shares Outstanding:

     The weighted average number of shares of beneficial interest outstanding for the periods ending March 31, 2001 and December 31, 2000 was 3,561,553.

4.   Cash and Short-Term Investments:

     Cash and short-term investments at March 31, 2001 consist primarily of a Certificate of Deposit at a major New York bank of $23,500,000, purchased with an original maturity of three months or less, bearing interest at a fixed rate of 3.75%.

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

     As of March 31, 2001, the Trust has not been required to perform its indemnity obligation with respect to the RPS Tax Issues other than with respect to the payment of legal fees and expenses incurred in connection with the IRS' ongoing examination. On March 1, 1999, the IRS revenue agent conducting the examination issued his examination report (the "Revenue Agent's Report") with respect to the tax issues in the RPS Tax Audit, including the RPS Tax Issues. The Revenue Agent's Report sets forth a number of positions which the IRS examining agent has taken with respect to the RPS Tax Issues for the years that are subject to the RPS Audit, which Special Tax Counsel to the Continuing Trustees believes are not consistent with applicable law and regulations of the IRS. One of the positions, the acquisition of assets by RPS that could be viewed as non-qualifying assets for REIT purposes, has been addressed in the opinion letter of counsel referred to above. In addition, the IRS revenue agent has proposed to disallow the deductions for bad debts and certain other items claimed by RPS in the years under examination. In reaching his conclusion with respect to the deduction for bad debts, the IRS revenue agent has disregarded the fact that the values actually obtained for the assets corresponded to the values used by RPS in determining its bad debt deductions. If all of the positions taken in the Revenue Agent's Report were to be sustained, RPS, with funds supplied by the Trust, would have to distribute up to approximately $16.5 million to its shareholders, in accordance with the procedures for deficiency dividends, in order to preserve its status as a REIT and could, in addition, be subject to taxes, interest and penalties up to approximately $31.8 million through March 31, 2001. The issuance of the Revenue Agent's Report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in RPS' tax liability for the years at issue and any adverse determination by the IRS revenue agent is subject to administrative appeal with the IRS and, thereafter, to judicial review. As noted above, the Revenue Agent's Report sets forth a number of positions which Special Tax Counsel to RPS and the Trust believe are not consistent with applicable law and regulations of the IRS. The Trust filed an administrative appeal (the "Protest") challenging the findings contained in the Revenue Agent's Report. The appellate conferee to whom the administrative appeal was assigned reviewed the Revenue Agent's Report and the Protest and, rather than considering the appeal further, has returned the case to the revenue agent for further factual development. During a meeting with the Special Tax Counsel to the Continuing Trustees, the appellate conferee indicated that, even assuming the assertions in the Revenue Agent's Report justified the disallowances, he was required to return the case to the revenue agent because the facts necessary to sustain the assertions in the Report had not been established to the degree necessary to permit the consideration of the case on appeal. The revenue agent has requested information in accordance with the directions of the appellate conferee and, although much of the information was examined by the agent previously, the Trust has responded to the new request.

6.   Other Assets:

     Other assets include the estimated interest income from the Trust's short-term investments.

Item 2. Management's Discussion and Analysis of Financial Condition and Liquidation Activities.

Capital Resources and Liquidity

     At March 31, 2001, the Trust owned one retail property (Hylan Plaza Shopping Center, located in Staten Island, New York) as well as cash and certain other assets. The Trust does not intend to make new loans or actively engage in either the mortgage lending or the property acquisition business.

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

     The Trust believes that cash and cash equivalents on hand, proceeds generated by the real estate property that it owns and operates (the Hylan Center) and proceeds from the eventual sale of such property will be sufficient to support the Trust and meet its obligations. As of March 31, 2001, the Trust had approximately $24,592,000 in cash and short-term investments.

Inflation

     Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations on the Trust or its investment.

Results of Operations

     As a result of the Trust adopting the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America as of May 10, 1996 and thus not reporting results of operations thereafter, there is no management discussion comparing the corresponding periods.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.
     None.

(b)  Reports on Form 8-K.
     The registrant has not filed any reports on Form 8-K for the three month period ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ATLANTIC REALTY TRUST
                                        (Registrant)




Date:  May 9, 2001                   /s/ Joel M. Pashcow
                                        ===================
                                        Name: Joel M. Pashcow
                                        Title: Chairman and President
                                               (Principal Executive Officer)



Date:  May 9, 2001                   /s/ Edwin R. Frankel
                                        ====================
                                        Name: Edwin R. Frankel
                                        Title: Executive Vice President,
                                               Chief Financial Officer
                                               and Secretary
                                               (Principal Financial and
                                               Accounting Officer)