Form 10-Q
period 2001-06-30
ATLANTIC REALTY TRUST
filed 2001-08-08
CIK 948975

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------     --------------------

Commission file number 0-27562
                              ----------------------------------------------

                             ATLANTIC REALTY TRUST
                             ---------------------
             (Exact name of registrant as specified in its charter)

               Maryland                                         13-3849655
       --------------------------                       -----------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer-
             or organization)                               Identification No.)

                   747 Third Avenue, New York, New York 10017
                   ------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  212-702-8561
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                No
    ---------                ---------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         The number of shares of beneficial interest, par value $.01 per share, outstanding on August 6, 2001 was 3,561,553.

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


PART I. - FINANCIAL INFORMATION                                         PAGE NO.

   Item 1. Financial Statements................................................3

      Consolidated Statements Of Net Assets In Liquidation
      June 30, 2001 and December 31, 2000......................................3

      Consolidated  Statements Of Changes In Net Assets In
      Liquidation - Periods April 1, 2001  through  June 30, 2001 and January 1, 2001 through June 30, 2001 and April 1, 2000 through June 30, 2000 and January 1, 2001 through June 30, 2000..........4

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................5

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Liquidation Activities..........................................8

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

   Item 2. Changes in Securities and Use of Proceeds...........................9

   Item 3. Defaults Upon Senior Securities.....................................9

   Item 4. Submission of Matters to a Vote of Security Holders.................9

   Item 5. Other Information...................................................9

   Item 6. Exhibits and Reports on Form 8-K...................................10

   Signatures.................................................................11

                        PART I. - FINANCIAL INFORMATION


Item 1.  Financial Statements.



                      ATLANTIC REALTY TRUST AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)




                                          June 30, 2001        December 31, 2000
                                          -------------        -----------------
                  ASSETS

Investment in Real Estate..........       $  38,490,625          $    38,490,625

Cash and Short-Term Investments....          24,797,232               23,188,427

Other Assets.......................             684,000                1,012,500
                                          -------------          ---------------
Total Assets.......................          63,971,857               62,691,552
                                          -------------          ---------------

              LIABILITIES

Estimated Costs of Liquidation.....           4,656,823                4,545,181
                                          -------------          ---------------
Net Assets in Liquidation..........       $  59,315,034          $    58,146,371
                                          =============          ===============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)



                                          For the Period         For the Period
                                           April 1, 2001        January 1, 2001
                                          to June 30, 2001      to June 30, 2001
                                          ----------------      ----------------
Net Assets in Liquidation
  Beginning of Period..................... $   59,262,310         $   58,146,371

Adjustments to Reflect
  Liquidation Basis of Accounting.........         52,724              1,168,663
                                           --------------         --------------
Net Assets in Liquidation End of Period... $   59,315,034         $   59,315,034
                                           ==============         ==============

                                          For the Period         For the Period
                                           April 1, 2000        January 1, 2000
                                          to June 30, 2000      to June 30, 2000
                                          ----------------      ----------------

Net Assets in Liquidation
  Beginning of Period..................... $   58,829,137         $   57,431,689

Adjustments to Reflect
  Liquidation Basis of Accounting.........        322,915              1,720,363
                                           --------------         --------------
Net Assets in Liquidation End of Period... $   59,152,052         $   59,152,052
                                           ==============         ==============




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

         The valuations presented in the accompanying Consolidated Statements of Net Assets in Liquidation represent the estimates at the dates shown, based on current facts and circumstances, of the estimated net realizable value of the assets and estimated costs of liquidating the Trust. In determining the net realizable values of the assets, the Trust considered each asset's ability to generate future cash flows, offers to purchase received from third parties, if any, and other general market information. Such information was considered in conjunction with operating the Trust's plan for disposition of assets. The estimated costs of liquidation represent the estimated costs of operating the Trust through its anticipated termination. These costs primarily include payroll, consulting and related costs, rent, shareholder relations, legal and auditing. Changes in these costs during the periods presented are reflected in the adjustments to reflect the liquidation basis of accounting. Computations of net realizable value necessitate the use of certain assumptions and estimates. Future events, including economic conditions that relate to real estate markets in general, may differ from those assumed or estimated at the time such computations are made. Because of the inherent uncertainty of valuation when an entity is in liquidation, the amounts ultimately realized from assets disposed and costs incurred to settle liabilities may materially differ from amounts presented.

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

2.       Investment in Real Estate:


                                                    Estimated Net                          Estimated Net
Property                   Location             Realizable Value 6/30/01 (a)       Realizable Value 12/31/00(a)
Hylan Shopping Center      Staten Island, NY          $38,490,625                          $38,490,625

-----------
(a) Includes estimated cash flows using a disposition period of 9 months. Realized value may differ depending on actual disposition results and time period.

3.       Shares Outstanding:

         The weighted average number of shares of beneficial interest outstanding for the periods ending June 30, 2001 and December 31, 2000 was 3,561,553.

4.       Cash and Short-Term Investments:

         Cash and short-term investments at June 30, 2001 consist primarily of a certificate of deposit at a major New York bank of $23,500,000, purchased with an original maturity of three months or less, bearing interest at a fixed rate of 2.45%.

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

         In connection with the Spin-Off Transaction, the Trust assumed all tax liability arising out of the RPS Tax Issues (other than the liability that relates to events occurring or actions taken by RPS following the date of the Spin-Off Transaction) pursuant to a tax agreement, dated May 10, 1996, by and between RPS and the Trust.

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

     As of June 30, 2001, the Trust has not been required to perform its indemnity obligation with respect to the RPS Tax Issues other than with respect to the payment of legal fees and expenses incurred in connection with the IRS' ongoing examination. On March 1, 1999, the IRS revenue agent conducting the examination issued his examination report (the "Revenue Agent's Report") with respect to the tax issues in the RPS Tax Audit, including the RPS Tax Issues. The Revenue Agent's Report sets forth a number of positions which the IRS examining agent has taken with respect to the RPS Tax Issues for the years that are subject to the RPS Audit, which Special Tax Counsel to the Continuing Trustees believes are not consistent with applicable law and regulations of the IRS. One of the positions, the acquisition of assets by RPS that could be viewed as non-qualifying assets for REIT purposes, has been addressed in the opinion letter of counsel referred to above. In addition, the IRS revenue agent has proposed to disallow the deductions for bad debts and certain other items claimed by RPS in the years under examination. In reaching his conclusion with respect to the deduction for bad debts, the IRS revenue agent has disregarded the fact that the values actually obtained for the assets corresponded to the values used by RPS in determining its bad debt deductions. If all of the positions taken in the Revenue Agent's Report were to be sustained, RPS, with funds supplied by the Trust, would have to distribute up to approximately $16.5 million to its shareholders, in accordance with the procedures for deficiency dividends, in order to preserve its status as a REIT and could, in addition, be subject to taxes, interest and penalties up to approximately $32.9 million through June 30, 2001. The issuance of the Revenue Agent's Report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in RPS' tax liability for the years at issue and any adverse determination by the IRS revenue agent is subject to administrative appeal with the IRS and, thereafter, to judicial review. As noted above, the Revenue Agent's Report sets forth a number of positions which Special Tax Counsel to RPS and the Trust believe are not consistent with applicable law and regulations of the IRS. The Trust filed an administrative appeal (the "Protest") challenging the findings contained in the Revenue Agent's Report. The appellate conferee to whom the administrative appeal was assigned reviewed the Revenue Agent's Report and the Protest and, rather than considering the appeal further, has returned the case to the revenue agent for further factual development. During a meeting with the Special Tax Counsel to the Continuing Trustees, the appellate conferee indicated that, even assuming the assertions in the Revenue Agent's Report justified the disallowances, he was required to return the case to the revenue agent because the facts necessary to sustain the assertions in the Report had not been established to the degree necessary to permit the consideration of the case on appeal. The revenue agent has requested information in accordance with the directions of the appellate conferee and, although much of the information was examined by the agent previously, the Trust has responded to the new request.

6.       Other Assets:

         Other assets include the estimated interest income from the Trust's short-term investments.

Item 2. Management's Discussion and Analysis of Financial Condition and Liquidation Activities.

Capital Resources and Liquidity

         At June 30, 2001, the Trust owned one retail property (Hylan Plaza Shopping Center, located in Staten Island, New York) as well as cash and certain other assets. The Trust does not intend to make new loans or actively engage in either the mortgage lending or the property acquisition business.

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

         The Trust believes that cash and cash equivalents on hand, proceeds generated by the real estate property that it owns and operates and proceeds from the eventual sale of such property will be sufficient to support the Trust and meet its obligations. As of June 30, 2001, the Trust had approximately $24,797,000 in cash and short-term investments.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders of the Trust was held on May 17, 2001 (i) to elect six trustees to sit on the Board of Trustees of the Trust (the "Board") until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified, and (ii) to ratify the selection by the Board of Deloitte & Touche LLP as the independent auditors of the Trust for the fiscal year commencing January 1, 2001.

         On the first proposal, the vote of the Shareholders was as follows:

         NOMINEE                   FOR            WITHHELD            ABSTAIN
         -----------------------------------------------------------------------
         Stephen R. Blank        2,520,207        669,052                --

         Edward Blumenfeld       3,168,067         21,192                --

         Edwin J. Glickman       3,167,358         21,901                --

         Arthur H. Goldberg      2,520,156        669,103                --

         Joel M. Pashcow         3,168,129         21,130                --

         William A. Rosoff       3,167,546         27,713                --


         On the second proposal, the Shareholders voted to ratify the selection by the Board of Deloitte & Touche LLP as the independent auditors of the Trust. There were 3,167,273 votes for, 5,660 against and 7,326 votes abstained.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)       Exhibits.
          None.

(b) Reports on Form 8-K. The registrant has not filed any reports on Form 8-K for the three-month period ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ATLANTIC REALTY TRUST
                                            (Registrant)


Date:  August 8, 2001                       /s/ Joel M. Pashcow
                                            -------------------
                                            Name:  Joel M. Pashcow
                                            Title: Chairman and President
                                                   (Principal Executive Officer)

Date:  August 8, 2001                       /s/ Edwin R. Frankel
                                            --------------------
                                            Name: Edwin R. Frankel
                                            Title: Executive Vice President,
                                                   Chief Financial Officer
                                                   and Secretary
                                                   (Principal Financial and
                                                   Accounting Officer)