Form 10-Q
period 2001-09-30
ATLANTIC REALTY TRUST
filed 2001-11-13
CIK 948975

11




                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               -------------------------------------------------

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------

Commission file number 0-27562
                       ---------------------------------------------------------

                             ATLANTIC REALTY TRUST
                             ---------------------
             (Exact name of registrant as specified in its charter)


            Maryland                                        13-3849655
----------------------------------                ------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer-
incorporation or organization)                          Identification No.)


                   747 Third Avenue, New York, New York 10017
                   ------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                  212-702-8561
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

     The number of shares of beneficial interest, par value $.01 per share, outstanding on November 2, 2001 was 3,561,553.

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

                                                                        PAGE NO.
                                                                        --------
PART I. - FINANCIAL INFORMATION

     Item 1. Financial Statements............................................3

          Consolidated Statements Of Net Assets In Liquidation
          September 30, 2001 and December 31, 2000...........................3

          Consolidated Statements Of Changes In Net Assets
          In Liquidation-Periods July 1, 2001 through
          September 30, 2001 and January 1, 2001 through
          September 30, 2001 and July 1, 2000 through
          September 30, 2000 and January 1, 2000 through
          September 30, 2000.................................................4

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................5

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Liquidation Activities..................8

     Item 3. Quantitative and Qualitative Disclosure About
             Market Risk.....................................................9

PART II. - OTHER INFORMATION

     Item 1. Legal Proceedings..............................................10

     Item 2. Changes in Securities and Use of Proceeds......................10

     Item 3. Defaults Upon Senior Securities................................10

     Item 4. Other Information..............................................10

     Item 5. Exhibits and Reports on Form 8-K...............................10

     Signatures.............................................................11

                        PART I. - FINANCIAL INFORMATION


Item 1.  Financial Statements.



                      ATLANTIC REALTY TRUST AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)






                                                   September 30, 2001          December 31, 2000
                                                   ------------------          -----------------
                    ASSETS
Investment in Real Estate......................       $   38,490,625             $   38,490,625
Cash and Short-Term Investments................           26,108,691                 23,188,427
Other Assets...................................              471,750                  1,012,500
                                                      --------------             --------------
Total Assets...................................           65,071,066                 62,691,552
                                                      --------------             --------------



                    LIABILITIES
Estimated Costs of Liquidation.................            5,074,473                  4,545,181
                                                      --------------             --------------
Net Assets in Liquidation......................       $   59,996,593             $   58,146,371
                                                      ==============             ==============





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                       3







                      ATLANTIC REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)



                                                      For the Period               For the Period
                                                       July 1, 2001               January 1, 2001
                                                   to September 30, 2001       to September 30, 2001
                                                   ---------------------       ---------------------
Net Assets in Liquidation
   Beginning of Period.........................       $  59,315,034               $  58,146,371

Adjustments to Reflect
   Liquidation Basis of Accounting.............             681,559                   1,850,222
                                                      -------------              --------------
Net Assets in Liquidation End of Period........       $  59,996,593               $  59,996,593
                                                      =============              ==============




                                                      For the Period               For the Period
                                                       July 1, 2001               January 1, 2000
                                                   to September 30, 2000       to September 30, 2000
                                                   ---------------------       ---------------------

Net Assets in Liquidation
   Beginning of Period.........................       $  59,152,052               $  57,431,689

Adjustments to Reflect
   Liquidation Basis of Accounting.............           1,223,974                   2,944,337
                                                      -------------              --------------

Net Assets in Liquidation End of Period........       $  60,376,026               $  60,376,026
                                                      =============              ==============




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

2.   Investment in Real Estate:



                                                        Estimated Net                     Estimated Net
Property                   Location               Realizable Value 9/30/01 (a)      Realizable Value 12/31/00 (a)
--------                   --------
Hylan Shopping Center      Staten Island, NY             $38,490,625                       $38,490,625

______________
     (a) Includes estimated cash flows using a disposition period of 9 months. Realized value may differ depending on actual disposition results and time period.

3.   Shares Outstanding:

     The weighted average number of shares of beneficial interest outstanding for the periods ending September 30, 2001 and December 31, 2000 was 3,561,553.

4.   Cash and Short-Term Investments:

     Cash and short-term investments at September 30, 2001 consist primarily of a certificate of deposit at a major New York bank of $25,500,000, purchased with an original maturity of three months or less, bearing interest at a fixed rate of 1.65%.

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

     As of September 30, 2001, the Trust has not been required to perform its indemnity obligation with respect to the RPS Tax Issues other than with respect to the payment of legal fees and expenses incurred in connection with the IRS' ongoing examination. On March 1, 1999, the IRS revenue agent conducting the examination issued his examination report (the "Original Revenue Agent's Report") with respect to the tax issues in the RPS Tax Audit, including the RPS Tax Issues. The Original Revenue Agent's Report set forth a number of positions which the IRS examining agent took with respect to the RPS Tax Issues for the years that are subject to the RPS Tax Audit, which Special Tax Counsel to the Continuing Trustees believes are not consistent with applicable law and regulations of the IRS. One of the positions, the acquisition of assets by RPS that could be viewed as non-qualifying assets for REIT purposes, has been addressed in the opinion letter of counsel referred to above. In addition, the IRS revenue agent proposed to disallow the deductions for bad debts and certain other items claimed by RPS in the years under examination. In reaching his conclusion with respect to the deduction for bad debts, the IRS revenue agent disregarded the fact that the values actually obtained for the assets corresponded to the values used by RPS in determining its bad debt deductions. If all of the positions taken in the Original Revenue Agent's Report were to be sustained, RPS, with funds which could be supplied by the Trust, would have to distribute up to approximately $16.5 million to its shareholders, in accordance with the procedures for deficiency dividends, in order to preserve its status as a REIT and could, in addition, be subject to taxes, interest and penalties up to approximately $34.1 million through September 30, 2001. The issuance of the Original Revenue Agent's Report constituted only the first step in the IRS administrative process for determining whether there is any deficiency in RPS' tax liability for the years at issue and any adverse determination by the IRS revenue agent is subject to administrative appeal with the IRS and, thereafter, to judicial review. As noted above, the Original Revenue Agent's Report set forth a number of positions which Special Tax Counsel to RPS and the Trust believes are not consistent with applicable law and regulations of the IRS. RPS filed an administrative appeal (the "Protest") challenging the findings contained in the Original Revenue Agent's Report. The appellate conferee to whom the administrative appeal was assigned reviewed the Original Revenue Agent's Report and the Protest and, rather than considering the appeal further, returned the case to the revenue agent for further factual development. During a meeting with the Special Tax Counsel to the Continuing Trustees, the appellate conferee indicated that, even assuming the assertions in the Original Revenue Agent's Report justified the disallowances, he was required to return the case to the revenue agent because the facts necessary to sustain the assertions in the Report had not been established to the degree necessary to permit the consideration of the case on appeal. In response, the revenue agent requested information in accordance with the directions of the appellate conferee and, although much of the information was examined by the agent previously, RPS responded to the new request.

     On October 29, 2001, the IRS issued a new Revenue Agent's Report (the "New Revenue Agent's Report") with respect to the issues presented by the Tax Audit. The amount of the proposed adjustments to the taxable income of RPS and the amount of the additional taxes asserted as being due from RPS, for the years under examination in the New Revenue Agent's Report, include all of the amounts included in the Original Revenue Agent's Report. In addition, the IRS has proposed to disallow the loss claimed by RPS on the disposition of the fee title interest in a property (acquired by RPS in 1992 at foreclosure) that was made to an unrelated third-party. This results in the disallowance of a loss claimed by RPS in 1994 in the approximate amount of $1,810,000. The New Revenue Agent's Report asserts additional grounds in support of the disallowance of the RPS bad debt deductions in the years under examination. If all of the positions taken in the New Revenue Agent's Report were to be sustained, RPS, with funds which could be supplied by the Trust, would have to distribute up to approximately $16.5 million to its shareholders, in accordance with the procedures for deficiency dividends, in order to preserve its status as a REIT and could, in addition, be subject to taxes, interest and penalties up to approximately $36.1 million through November 28, 2001. The Trust has been advised that Ramco-Gershenson Properties Trust will file a Protest to challenge the determination contained in the New Revenue Agent's Report.

6.   Other Assets:

     Other assets include the estimated interest income from the Trust's short-term investments.

Item 2. Management's Discussion and Analysis of Financial Condition and Liquidation Activities.

Capital Resources and Liquidity

     At September 30, 2001, the Trust owned one retail property (Hylan Plaza Shopping Center, located in Staten Island, New York) as well as cash and certain other assets. The Trust does not intend to make new loans or actively engage in either the mortgage lending or the property acquisition business.

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

     The Trust believes that cash and cash equivalents on hand, proceeds generated by the real estate property that it owns and operates and proceeds from the eventual sale of such property will be sufficient to support the Trust and meet its obligations. As of September 30, 2001, the Trust had approximately $26,108,000 in cash and short-term investments.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.
         None.

(b)      Reports on Form 8-K.
         The registrant has not filed any reports on Form 8-K for the three-month period ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ATLANTIC REALTY TRUST
                                           (Registrant)



Date:  November 13, 2001                   /s/ Joel M. Pashcow
                                           -------------------
                                           Name:  Joel M. Pashcow
                                           Title: Chairman and President
                                                  (Prinicipal Executive Officer)


Date:  November 13, 2001                   /s/ Edwin R. Frankel
                                           -------------------
                                           Name:  Edwin R. Frankel
                                           Title: Executive Vice President,
                                                  Chief Financial Officer
                                                  and Secretary
                                                  (Principal Financial and
                                                  Accounting Officer)