Form 10-K
period 2001-12-31
ATLANTIC REALTY TRUST
filed 2002-03-27
CIK 948975

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
  [X]                  ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
                          ------------------------------------------------------

                                       OR

  [ ]                 TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ------------------


          Commission file number 0-27562
                                 -----------------------------------------------


                              ATLANTIC REALTY TRUST
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              Maryland                                       13-3849655
----------------------------------------             ---------------------------
    State or other jurisdiction of                         (IRS Employer
    Incorporation or organization                       Identification No.)


    747 Third Avenue, New York, NY                            10017
----------------------------------------             ---------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code   212-702-8561
                                                     ---------------------------

Securities registered pursuant to Section 12(b) of the Act:


        Title of each class                    Name of each exchange on which
                                                         registered

Common Shares of Beneficial Interest,              NASDAQ SmallCap Market
-------------------------------------        -----------------------------------
     $0.01 Par Value Per Share
-------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
           ----------------------------------------------------------
                                (Title of class)

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

     Aggregate  market  value  of the  Shares  of  Beneficial  Interest  held by
non-affiliates   of  the   registrant  as  of  March  15,  2002:   approximately
$28,222,809.

     Approximately 3,561,553 Shares of Beneficial Interest of the Registrant were outstanding as of March 15, 2002.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I   ......................................................................1
   Item 1.   Business..........................................................1
   Item 2.   Properties........................................................5
   Item 3.   Legal Proceedings.................................................5
   Item 4.   Submission of Matters to a Vote of Security Holders...............5

PART II  ......................................................................6
   Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters...............................................6
   Item 6.   Selected Financial Data...........................................7
   Item 7.   Management's Discussion and Analysis of Financial
             Condition and Liquidation Activities..............................7
   Item 7A.  Quantitative and Qualitative Disclosures About
             Market Risk.......................................................8
   Item 8.   Financial Statements and Supplementary Data.......................8
   Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure...............................8

PART III ......................................................................9
   Item 10.  Directors and Executive Officers of the Registrant................9
   Item 11.  Executive Compensation...........................................12
   Item 12.  Security Ownership of Certain Beneficial Owners
             and Management...................................................14
   Item 13.  Certain Relationships and Related Transactions...................15

PART IV  .....................................................................16
   Item 14.  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K..............................................16

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

     The Trust was organized for the purpose of qualifying as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Trust will elect to qualify as a REIT for the year ended December 31, 2001 and intends to operate so as to continue to qualify as a REIT.

     As of December 31, 2001, the Trust had six employees.

Description of Trust Assets

     As of December 31, 2001, the Trust owned and operated one real property, the Hylan Center and held short-term investments in the principal amount of approximately $22,750,000, consisting primarily of a certificate of deposit at a major New York bank.

Real Property Investment

     The Hylan Plaza Shopping Center. At December 31, 2001, the Trust held an equity investment in one property, the Hylan Center. The Hylan Center is a one-story community shopping center located in Staten Island, New York which was acquired by the Trust in April, 1996. The Hylan Center contains approximately 350,000 square feet of leasable space approximately 99% of which was leased and occupied as of December 31, 2001. Major tenants (i.e., tenants who accounted for 10% or more of the leasable space as of December 31, 2001) include K-Mart Corp., a department store chain ("K-Mart"), Supermarkets General Corp. d/b/a Pathmark, a supermarket chain ("Pathmark"), and the Toys "R" Us -- Nytex, Inc., a retail toy store chain ("Toys "R" Us"). These three tenants lease approximately 105,000, 55,000 and 42,000 square feet, respectively, which constitutes 30%, 16% and 12%, respectively, of the total leasable space. The K- Mart lease expires in January 2002 and provides for annual base rental payments of approximately $235,000; the Pathmark lease expires in January 2002 and provides for annual base rental payments of approximately $339,000; and the Toys "R" Us lease expires in October 2005 and provides for annual base rental payments of approximately $90,000. The K-Mart lease contains three 5-year tenant renewal options; the Pathmark lease contains seven 5-year tenant renewal options; and the Toys "R" Us lease contains one 10-year tenant renewal option. Both the K-Mart and the Pathmark leases were extended for one additional 5-year term. Leases for approximately 13, 277 square feet are due to expire on or prior to December 31, 2002. The approximate base rental revenue as of December 31, 2001 was approximately $3,791,208. The average base rental revenue per leased square foot as of December 31, 2001 was $10.83, excluding percentage rent and similar provisions. The Trust believes the property is adequately covered by insurance. As of December 31, 2001, the estimated net realizable value of the Hylan Center was approximately $39,520,000, including estimated cash flows using a disposition period of 9 months. Realized values may differ depending on actual disposition results and time periods.

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

     As of December 31, 2001, the Trust has not been required to perform its indemnity obligation with respect to the RPS Tax Issues other than with respect to the payment of legal fees and expenses incurred in connection with the IRS' ongoing examination. On March 1, 1999, the IRS revenue agent conducting the examination issued his examination report (the "Original Revenue Agent's Report") with respect to the tax issues in the RPS Tax Audit, including the RPS Tax Issues. The Original Revenue Agent's Report set forth a number of positions which the IRS examining agent took with respect to the RPS Tax Issues for the years that are subject to the RPS Tax Audit, which Special Tax Counsel to the Continuing Trustees believes are not consistent with applicable law and regulations of the IRS. One of the positions, the acquisition of assets by RPS that could be viewed as non-qualifying assets for REIT purposes, has been addressed in the opinion letter of counsel referred to above. In addition, the IRS revenue agent proposed to disallow the deductions for bad debts and certain other items claimed by RPS in the years under examination. In reaching his conclusion with respect to the deduction for bad debts, the IRS revenue agent disregarded the fact that the values actually obtained for the assets corresponded to the values used by RPS in determining its bad debt deductions. The issuance of the Original Revenue Agent's Report constituted only the first step in the IRS administrative process for determining whether there is any deficiency in RPS' tax liability for the years at issue and any adverse determination by the IRS revenue agent is subject to administrative appeal with the IRS and, thereafter, to judicial review. As noted above, the Original Revenue Agent's Report set forth a number of positions which Special Tax Counsel to RPS and the Trust believe are not consistent with applicable law and regulations of the IRS. RPS filed an administrative appeal (the "Protest") challenging the findings contained in the Original

Revenue Agent's Report. The appellate conferee to whom the administrative appeal was assigned reviewed the Original Revenue Agent's Report and the Protest and, rather than considering the appeal further, returned the case to the revenue agent for further factual development. During a meeting with the Special Tax Counsel to the Continuing Trustees, the appellate conferee indicated that, even assuming the assertions in the Original Revenue Agent's Report justified the disallowances, he was required to return the case to the revenue agent because the facts necessary to sustain the assertions in the Report had not been established to the degree necessary to permit the consideration of the case on appeal. In response, the revenue agent requested information in accordance with the directions of the appellate conferee and, although much of the information was examined by the agent previously, RPS responded to the new request.

     On October 29, 2001, the IRS issued a new Revenue Agent's Report (the "New Revenue Agent's Report") with respect to the issues presented by the Tax Audit. The amount of the proposed adjustments to the taxable income of RPS and the amount of the additional taxes asserted as being due from RPS, for the years under examination in the New Revenue Agent's Report, include all of the amounts included in the Original Revenue Agent's Report. In addition, the IRS has proposed to disallow the loss claimed by RPS on the disposition of the fee title interest in a property (acquired by RPS in 1992 at foreclosure) that was made to an unrelated third-party. This results in the disallowance of a loss claimed by RPS in 1994 in the approximate amount of $1,810,000. The New Revenue Agent's Report asserts additional grounds in support of the disallowance of the RPS bad debt deductions in the years under examination. If all of the positions taken in the New Revenue Agent's Report were to be sustained, RPS, with funds which could be supplied by the Trust, would have to distribute up to approximately $16.5 million to its shareholders, in accordance with the procedures for deficiency dividends, in order to preserve its status as a REIT and could, in addition, be subject to taxes, interest and penalties up to approximately $39.4 million through March 31, 2002. The Trust has been advised that Ramco-Gershenson Properties Trust timely filed a new administrative appeal (the "New Protest") challenging the determinations made. No action has been taken by the IRS with respect to the New Protest.

Segment Information

     The  Trust  considers  its  business  to  include  one  industry   segment,
investment in real estate.

Item 2. Properties.

     The Trust leases approximately 4,800 square feet of office space at 747 Third Avenue, New York, New York at an annual base rent of approximately $305,000. This lease will expire on October 31, 2003. In addition, the Trust owns and operates the Hylan Center property described under Item 1.

Item 3. Legal Proceedings.

     There are no material pending legal proceedings other than ordinary routine litigation incidental to the business (including without limitation, foreclosure proceedings), against or involving the Trust or its properties.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Trust did not submit any matter to a vote of its shareholders during the fourth quarter of 2001.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

(a) Market Information

     The Shares of the Trust have been included for quotation on the Nasdaq SmallCap Market under the symbol ATLRS. Set forth below is the range of high and low bid prices for the shares for each of the quarters during the years ended December 31, 2001 and 2000.


                                           High                       Low
                                           ----                       ---

First Quarter 2000                         $7.750                     $6.500

Second Quarter 2000                        $8.250                     $6.812

Third Quarter 2000                         $8.560                     $5.531

Fourth Quarter 2000                        $8.625                     $7.750

First Quarter 2001                         $8.625                     $6.750

Second Quarter 2001                        $9.906                     $7.500

Third Quarter 2001                         $9.250                     $7.719

Fourth Quarter 2001                        $8.906                     $7.578



(b) Approximate Number of Equity Security Holders


                                                       Approximate Number
                                                        of Record Holders
Title of Class                                       (As of March 15, 2002)
--------------                                       ----------------------

Shares of beneficial interest, $.01 par value                 2,788

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

     The Trust paid distributions of $.76, $.86 and $.28 per share for the years ended December 31, 2001, 2000 and 1999 respectively. Such distributions represent ordinary income.

Item 6. Selected Financial Data.

     The following tables set forth certain selected historical information for the Trust. The financial information should be read in conjunction with the financial statements and notes thereto included herein.



ATLANTIC REALTY TRUST                          12/31/01          12/31/00         12/31/99         12/31/98        12/31/97
Statement of Net Assets
In Liquidation:
         Total Assets                        $ 63,286,177      $ 62,691,522     $ 61,826,132     $ 60,376,057    $ 56,962,910
         Total Liabilities                      5,430,048         4,545,181        4,394,443        4,164,168       2,914,206
         Net Assets in Liquidation             57,856,129        58,146,371       57,431,689       56,211,889      54,048,704

Statement of Changes in
Net Assets in Liquidation:
Increase (Decrease)

         Distributions Paid                    (2,706,780)       (3,062,936)        (997,235)              --              --

Adjustments to Reflect Liquidation
Basis of Accounting                             2,416,538         3,777,618        2,217,035        2,163,185       6,432,940
Net Change in net assets in Liquidation          (290,242)          714,682        1,219,800        2,163,185       6,432,940


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

     The Trust believes that cash and cash equivalents on hand, proceeds generated by the real estate property that it owns and operates (the Hylan Center) and proceeds from the eventual sale of such property will be sufficient to support the Trust and meet its obligations. As of December 31, 2001, the Trust had approximately $23,400,000 in cash and short-term investments.

     During the first quarter of 1998, the Trust received net proceeds of approximately $3,242,000 from the sale of the Norgate Shopping Center. Following such sale, the Trust's sole remaining property was the Hylan Center.

     The Trust will liquify its investment in the Hylan Center upon resolution of the RPS Tax Issues.

     New Accounting Pronouncements -- SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was adopted by the Trust as of January 1, 2001. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Because the Trust does not currently utilize derivative instruments or engage in hedging activities, the implementation of this standard had no effect on the Trust's financial statements.

     In August of 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS 144"). SFAS 144 was adopted by the Trust as of January 1, 2002, and supercedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of "component" of an entity that has been disposed of or is classified as held for sale. The implementation of this standard did not have an impact on the Trust's financial statements.

Results of Operations

Period from January 1, 1999 to December 31, 1999, January 1, 2000 to December 31, 2000 and January 1, 2001 to December 31, 2001.

     As a result of the spin-off transaction, the Trust has adopted the liquidation basis of accounting. The liquidation basis of accounting is appropriate when liquidation appears imminent and the Trust is no longer viewed as a going concern. The Trust's income or loss is included in the adjustments to reflect liquidation basis of accounting. Net income for the years ended December 31, 2001, 2000 and 1999 was approximately $2,701,000, $3,045,000 and $2,600,000 respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The Board of Trustees is composed of six Trustees, each of whom will serve until the respective successors are elected and qualified.

     The Trustees and executive officers of the Trust are as follows:



Name                      Age       Offices and Positions
----                      ---       ---------------------

Joel M. Pashcow*          59        Chairman and President of the Trust effective as of February
                                    29,  1996.  He has been a member  of the Bar of the State of
                                    New  York  since  1968.   Chairman  of  RPS  from  inception
                                    (December  1988)  through  May  1996.  He is a  graduate  of
                                    Cornell  University and the Harvard Law School.  Mr. Pashcow
                                    is also a trustee of Ramco- Gershenson  Properties Trust and
                                    Chairman  of its  Executive  Committee  (formerly  named RPS
                                    Realty Trust).

Edwin J. Glickman         69        Executive  Vice  President of Capital Lease Funding Corp., a
                                    company  engaged in c ommercial real estate  lending,  since
                                    January 1995.  Prior to that, Mr.  Glickman was President of the Glickman  Organization,  Inc.  ("Glickman") from January
                                    1992  to  December  1994.  Glickman  conducted  real  estate investment  consulting  services  and real estate  financial services,  including  mortgage  brokerage,  arranging  joint ventures and equity  financing.  Prior to that, Mr. Glickman
                                    was  Chairman  of  the  xecutive   Committee  of  Schoenfeld
                                    Glickman  Maloy Inc. from May 1989,  which is a company that conducted real estate financial services, including mortgage brokerage,  arranging  joint ventures and equity  financing.
                                    Also  served   successively  as  Executive  Vice  President,
                                    President and Vice Chairman of Sybedon Corporation from 1977 to 1993,  which is a  company  that  conducted  real  estate financial services, including mortgage brokerage,  arranging joint ventures and equity financing.  In all positions,  Mr.
                                    Glickman has been engaged in real estate financial services, including mortgage  brokerage,  arranging joint ventures and equity financing.











Name                      Age       Offices and Positions
----                      ---       ---------------------

Stephen R. Blank*         56        Senior Fellow,  Finance of the Urban Land Institute ("ULI").
                                    Mr.  Blank  is also a  director  of West  Coast  Hospitality
                                    Corporation,  a New York Stock  Exchange-listed  corporation
                                    and  BNP   Residential   Trust,   Inc.,  an  American  Stock
                                    Exchange-listed  REIT.  Prior to joining the ULI in December of 1998,  Mr.  Blank was a Managing  Director,  Real  Estate
                                    Investment Banking of CIBC Oppenheimer Corp. ("Oppenheimer")
                                    since November 1, 1993.  Prior to joining  Oppenheimer,  Mr.
                                    Blank  was  a  Managing  Director,   Real  Estate  Corporate
                                    Finance, of Cushman & Wakefield,  Inc. for four years. Prior to that, Mr. Blank was associated for ten years with Kidder,
                                    Peabody & Co.  Incorporated  as a Managing  Director  of the
                                    firm's Real Estate Group.  Mr. Blank graduated from Syracuse
                                    University  in 1967 and was  awarded  a  Masters  Degree  in
                                    Business  Administration  (Finance Concentration) by Adelphi
                                    University  in  1971.  He is a  member  of  the  Urban  Land
                                    Institute   and  the   American   Society  of  Real   Estate
                                    Counselors.  Since  September  1998,  Mr.  Blank has been an adjunct  professor in the Real Estate  Executive MBA Program at Columbia University  Graduate School of Business.  He has
                                    lectured  before the Practising Law Institute,  the New York
                                    University Real Estate  Institute,  the Urban Land Institute
                                    and the International Council of Shopping Centers. Mr. Blank
                                    is  also a  trustee  of  Ramco-Gershenson  Properties  Trust
                                    (formerly named RPS Realty Trust).

Edward Blumenfeld         61        A principal of Blumenfeld  Development  Group,  Ltd., a real
                                    estate   development   firm   principally   engaged  in  the
                                    development of commercial properties since 1978.

Arthur H. Goldberg*       59        President  of  Manhattan  Associates,  LLC, a  merchant  and investment  banking firm since February 1994. Prior to that,
                                    Mr.  Goldberg  was  Chairman  of  Reich  &  Company,   Inc.,
                                    (formerly  Vantage Services,  Inc.), a securities  brokerage and investment brokerage firm, from January 1990 to December
                                    1993.  Mr.  Goldberg was employed by  Integrated  Resources,
                                    Inc. from its  inception in December  1968, as President and
                                    Chief Operating Officer from May 1973 and as Chief Executive
                                    Officer from  February  1989 until January 1990. On February
                                    13,  1990,  Integrated  Resources,  Inc.  filed a  voluntary petition for  reorganization  under Chapter 11 of the United
                                    States  Bankruptcy  Code. Mr.  Goldberg has been a member of the  Bar of  the  State  of New  York  since  1967.  He is a graduate of New York  University  School of Commerce and its
                                    School of Law.  Trustee of RPS since 1988.  Mr.  Goldberg is
                                    also  a  trustee  of   Ramco-Gershenson   Properties   Trust
                                    (formerly named RPS Realty Trust).







Name                      Age       Offices and Positions
----                      ---       ---------------------

William A. Rosoff         58        Vice-Chairman   of  the  Board  of   Directors   of  Advanta
                                    Corporation,  a financial  services  company,  since January
                                    1996 and  President  of Advanta  Corporation  since  October
                                    1999. Prior thereto,  Mr. Rosoff was associated with the law firm of Wolf,  Block,  Schorr and Solis-Cohen  since 1969, a partner  since 1975.  Mr.  Rosoff is a past chairman of that firm's Executive Committee and is a past chairman of its tax department. Mr. Rosoff served on the Legal Activities Policy
                                    Board of Tax Analysts, the Advisory Board for Warren, Gorham
                                    and Lamont's Journal of Partnership Taxation, and has served on the Tax Advisory  Boards of Commerce  Clearing  House and
                                    Little,  Brown and  Company.  Mr.  Rosoff also serves on the
                                    Advisory  Group  for the  American  Law  Institute.  He is a
                                    fellow of the American College of Tax Counsel. Mr. Rosoff is a member of the Board of Regents of the Philadelphia chapter of the American Technion  Society.  Mr. Rosoff earned a B.S.
                                    degree  with  honors from  Temple  University  in 1964,  and earned an L.L.B.  magna cum  laude  from the  University  of
                                    Pennsylvania Law School in 1967.

Edwin R. Frankel          56        Since the  inception of the Trust in May 1996,  Mr.  Frankel has served as its Executive Vice President,  Chief Financial
                                    Officer,  Secretary and Principal  Financial and  Accounting
                                    Officer.  From  1988 to 1992,  Mr.  Frankel  served  as Vice
                                    President and Chief  Financial  Officer of RPS and from 1992 to 1996 as Senior Vice President,  Chief  Financial  Officer
                                    and Treasurer of RPS.


_____________________________
*  Designates status as a Continuing Trustee.



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

Item 11. Executive Compensation.

Executive Officers

     Mr. Pashcow receives no cash compensation for serving as an executive officer of the Trust. Mr. Frankel receives compensation of approximately $173,000 per annum pursuant to an employment contract entered into between the Trust and Mr. Frankel on June 11, 1998, as more fully described below.

                           SUMMARY COMPENSATION TABLE




                                                           Annual Compensation           Long Term Compensation
                                                           -------------------           ----------------------
                                                                        Restricted     Securities
Name and  Principal                                    Other Annual        Stock       Underlying       Payout LTIP
Position                Year   Salary($)   Bonus($)   Compensation($)    Awards($)    Options/SARs($)    Payouts($)
-------------------     ----   ---------   --------   ---------------   -----------   ---------------   -----------

Edwin R. Frankel*
Executive Vice
President, Chief        1999   160,735                       4,837**
Financial Officer and   2000   165,557                       5,142**
Secretary               2001   170,317                      11,200**


     __________________

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

     During 2001, Messrs. Edwin Glickman and Edward Blumenfeld each earned fees of $25,000 in connection with services they provided to the Trust as Members of the Disposition Committee.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     As of March 15, 2002, each of the following persons were known by the Trust to be the beneficial owners of more than five percent of the Shares of the Trust.



                                                                             AMOUNT AND
                                                                              NATURE OF
                                     NAME AND ADDRESS OF                     BENEFICIAL             PERCENT OF
  TITLE OF CLASS                       BENEFICIAL OWNER                       OWNERSHIP               CLASS
  --------------                    ---------------------                   ------------            ----------


Shares of beneficial        Private Management Group, Inc., an               698,155(1)               19.6%
interest                    investment advisor in a fiduciary
$.01 par value              capacity
                            20 Corporate Park, Suite 400
                            Irvine, CA 92606

Shares of beneficial        Kimco Realty Corporation                        1,038,037(2)              29.1%
interest                    3333 New Hyde Park Rd.
$.01 par value              New Hyde Park, NY 11042



___________________

(1)  Based  upon  Schedule   13G/A  filing  with  the  Securities  and  Exchange
     Commission, filed on February 7, 2002.

(2)  Based  upon  Schedule   13D/A  filing  with  the  Securities  and  Exchange
     Commission, filed on August 9, 2001.

Item 13. Certain Relationships and Related Transactions.

     Set forth below is information as to the Shares beneficially owned as of March 14, 2001 by each of the Trustees, each of the executive officers included in the Summary Compensation Table set forth in Item 11 and all Trustees and executive officers as a group, based on information furnished by each Trustee and executive officer.




Name of Trustee/                                                      Shares Owned
Executive Officer                                                    Beneficially(1)        Percent of Class

Joel M. Pashcow                                                             94,154(2)            2.64%
Arthur H. Goldberg                                                          24,487(3)              *
William A. Rosoff                                                                0                 *
Stephen R. Blank                                                               981(4)              *
Edward Blumenfeld                                                              125                 *
Edwin J. Glickman                                                                0                 *
Edwin R. Frankel                                                                 0                 *
All Trustees and  Executive Officers as a group (7 persons)                119,747               3.36%


___________________

*    Less than 1% of class.
(1)  All amounts are directly owned unless stated otherwise.
(2) Includes 25,890 shares held in an IRA account for the benefit of Mr. Pashcow, a retirement savings plan, a pension and profit sharing account and a money purchase plan, 47,662 shares owned by an irrevocable trust of which Mr. Pashcow is a trustee, an irrevocable trust for his daughter and a foundation of which Mr. Pashcow is trustee (for all of which trusts Mr. Pashcow has shared voting and investment powers). Mr. Pashcow disclaims beneficial ownership of the Shares owned by the foundation and each of the trusts.
(3) Includes 19,563 shares owned by Mr. Goldberg's wife, 1,875 shares owned by trusts for his daughters and 3,050 shares owned by a pension trust. Mr. Goldberg disclaims beneficial ownership of the shares owned by his wife and the trusts for his daughters.
(4) Includes 706 shares owned by trusts for Mr. Blank's daughters and 275 shares held in an IRA account for the benefit of Mr. Blank. Mr. Blank disclaims beneficial ownership of the shares owned by the trusts for his daughters.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Financial Statements, Schedules and Exhibits

(a)(1)   Financial Statements
         See pages F-1 through F-9, which are included herein.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Consolidated Financial Statements -- Atlantic Realty Trust and
     Subsidiary (Liquidation Basis)

Independent Auditors' Report.................................................F-2
Consolidated Statements of Net Assets in Liquidation at
     December 31, 2001 and 2000..............................................F-3
Consolidated Statements of Changes in Net Assets in
     Liquidation for the Years Ended December 31, 2001, 2000 and 1999........F-4
Notes to Consolidated Financial Statements.................................F-5-9

                          INDEPENDENT AUDITORS' REPORT



To the Board of Trustees of
 Atlantic Realty Trust

We have audited the accompanying consolidated statements of net assets in liquidation of Atlantic Realty Trust and subsidiary (the "Trust") at December 31, 2001 and 2000, and the related consolidated statements of changes in net assets in liquidation for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Trust was formed for the purpose of liquidating the mortgage loan portfolio and certain other assets and liabilities which were transferred to the Trust from RPS Realty Trust on May 1, 1996 and liquidating and distributing capital to the Trust's shareholders. As a result, the Trust adopted the liquidation basis of accounting, effective May 10, 1996.

In our opinion, such consolidated financial statements present fairly, in all material respects, the net assets in liquidation of Atlantic Realty Trust and subsidiary at December 31, 2001 and 2000 and the changes in its net assets in liquidation for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America on the basis described in the preceding paragraph.

As discussed in Notes 1 and 6 to the consolidated financial statements, because of the inherent uncertainty of valuation when an entity is in liquidation, the amounts ultimately realized from asssets disposed and costs incurred to settle liabilities may differ materially from amounts presented in the accompanying consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP


New York, New York
March 4, 2002

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)




                                                              December 31, 2001          December 31, 2000
                                                              -----------------          -----------------
ASSETS:

Investment in real estate............................            $39,520,375                $38,490,625
Cash and short-term investments......................             23,424,552                 23,188,427
Other assets                                                         341,250                  1,012,500
                                                             -------------------         -------------------
         Total assets................................             63,286,177                 62,691,552
                                                             -------------------         -------------------


LIABILITIES:

Estimated costs of liquidation.......................              5,430,048                  4,545,181
                                                             -------------------         -------------------
         Total liabilities...........................              5,430,048                  4,545,181
                                                             -------------------         -------------------
Net assets in liquidation............................            $57,856,129                $58,146,371
                                                             ===================         ===================






                See notes to consolidated financial statements.

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)




                                                   For the Year Ended          For the Year Ended         For the Year Ended
                                                    December 31, 2001           December 31, 2000          December 31, 1999
                                                 -----------------------     -----------------------    -----------------------

Net assets in liquidation, beginning
   of period...............................          $  58,146,371                 $57,431,689                 $56,211,889
Distributions paid.........................             (2,706,780)                 (3,062,936)                   (997,235)
Adjustments to reflect liquidation
   basis of accounting.....................              2,416,538                   3,777,618                   2,217,035
                                                 -----------------------     -----------------------    -----------------------
Net assets in liquidation, end of
   period..................................            $57,856,129                 $58,146,371                 $57,431,689
                                                 ======================      =======================    =======================





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

2.   Investment in Real Estate




                                                                Estimated Net Realized Value(a)(b)
Property                      Location                      December 31,             December 31,
                                                                2001                     2000
                                                         -------------------      -------------------

Hylan Shopping Center         Staten Island, NY             $39,520,375              $38,490,625


________________

(a) Includes estimated cash flows using a disposition period of nine months. Realized values may differ depending on actual disposition results and time periods.
(b) The operations of the Trust and the Hylan Shopping Center for the years ended December 31, 2001 and December 31, 2000 are as follows:



                                                             2001                    2000
                                                             ----                    ----
     Rental income................................         $3,998,999             $3,986,873
     Expense reimbursements.......................          1,883,932              1,607,388
     Interest from short-term investments.........            675,317              1,216,992
     Other........................................             39,095                 43,424
                                                        ----------------        ---------------
                                                            6,597,343              6,854,677
                                                        ----------------        ---------------


     Operating property expenses..................          2,145,100              2,184,751
     Depreciation.................................            259,000                259,000
     General and administrative...................          1,491,658              1,365,679
                                                        ----------------        ---------------
                                                            3,895,758              3,809,430
                                                        ----------------        ---------------
     Net income...................................         $2,701,585             $3,045,247
                                                        ================        ===============


3.   Shares Outstanding

     The weighted average number of common shares outstanding for each of the periods ended December 31, 2001, 2000, and 1999 was 3,561,553.

4.   Cash and Short-Term Investments

     Cash and short-term investments at December 31, 2001 and 2000, consist primarily of certificates of deposit at a major New York bank of $22,750,000 and $22,500,000, respectively, purchased with original maturities of three months or less, bearing interest at a fixed rate of 1.45% and 5.30%, respectively.

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

     As of December 31, 2001, the Trust has not been required to perform its indemnity obligation with respect to the RPS Tax Issues other than with respect to the payment of legal fees and expenses incurred in connection with the IRS' ongoing examination. On March 1, 1999, the IRS revenue agent conducting the examination issued his examination report (the "Original Revenue Agent's Report") with respect to the tax issues in the RPS Tax Audit, including the RPS Tax Issues. The Original Revenue Agent's Report set forth a number of positions which the IRS examining agent took with respect to the RPS Tax Issues for the years that are subject to the RPS Tax Audit, which Special Tax Counsel to the Continuing Trustees believes are not consistent with applicable law and regulations of the IRS. One of the positions, the acquisition of assets by RPS that could be viewed as non-qualifying assets for REIT purposes, has been addressed in the opinion letter of counsel referred to above. In addition, the IRS revenue agent proposed to disallow the deductions for bad

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Liquidation Basis of Accounting)

debts and certain other items claimed by RPS in the years under examination. In reaching his conclusion with respect to the deduction for bad debts, the IRS revenue agent disregarded the fact that the values actually obtained for the assets corresponded to the values used by RPS in determining its bad debt deductions. The issuance of the Original Revenue Agent's Report constituted only the first step in the IRS administrative process for determining whether there is any deficiency in RPS' tax liability for the years at issue and any adverse determination by the IRS revenue agent is subject to administrative appeal with the IRS and, thereafter, to judicial review. As noted above, the Original Revenue Agent's Report set forth a number of positions which Special Tax Counsel to RPS and the Trust believe are not consistent with applicable law and regulations of the IRS. RPS filed an administrative appeal (the "Protest") challenging the findings contained in the Original Revenue Agent's Report. The appellate conferee to whom the administrative appeal was assigned reviewed the Original Revenue Agent's Report and the Protest and, rather than considering the appeal further, returned the case to the revenue agent for further factual development. During a meeting with the Special Tax Counsel to the Continuing Trustees, the appellate conferee indicated that, even assuming the assertions in the Original Revenue Agent's Report justified the disallowances, he was required to return the case to the revenue agent because the facts necessary to sustain the assertions in the Report had not been established to the degree necessary to permit the consideration of the case on appeal. In response, the revenue agent requested information in accordance with the directions of the appellate conferee and, although much of the information was examined by the agent previously, RPS responded to the new request.

     On October 29, 2001, the IRS issued a new Revenue Agent's Report (the "New Revenue Agent's Report") with respect to the issues presented by the Tax Audit. The amount of the proposed adjustments to the taxable income of RPS and the amount of the additional taxes asserted as being due from RPS, for the years under examination in the New Revenue Agent's Report, include all of the amounts included in the Original Revenue Agent's Report. In addition, the IRS has proposed to disallow the loss claimed by RPS on the disposition of the fee title interest in a property (acquired by RPS in 1992 at foreclosure) that was made to an unrelated third-party. This results in the disallowance of a loss claimed by RPS in 1994 in the approximate amount of $1,810,000. The New Revenue Agent's Report asserts additional grounds in support of the disallowance of the RPS bad debt deductions in the years under examination. If all of the positions taken in the New Revenue Agent's Report were to be sustained, RPS, with funds which could be supplied by the Trust, would have to distribute up to approximately $16.5 million to its shareholders, in accordance with the procedures for deficiency dividends, in order to preserve its status as a REIT and could, in addition, be subject to taxes, interest and penalties up to approximately $39.4 million through March 31, 2002. The Trust has been advised that Ramco-Gershenson Properties Trust timely filed a new administrative appeal (the "New Protest") challenging the determinations made. No action has been taken by the IRS with respect to the New Protest.

7.   Dividends/Distributions to Shareholders

     Under the Internal Revenue Code, a REIT must meet certain qualifications, including a requirement that it distribute annually to its shareholders at least 95 percent (90% for taxable years beginning after December 31, 2000) of its REIT taxable income. The Trust's policy is to distribute to shareholders all taxable income. There were no dividends in 1998. Dividend distributions for the years ended December 31, 2001, 2000 and 1999 are summarized as follows:

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Liquidation Basis of Accounting)


   Record Date                   Distribution                     Payment
   -----------                   ------------                     -------
December 14, 2001               $.76 per share               December 27, 2001

December 15, 2000               $.86 per share               December 28, 2000

December 15, 1999               $.28 per share               December 28, 1999


8.   Commitments

     The Trust leases approximately 4,800 square feet of office space at 747 Third Avenue, New York, New York at an annual base rent of approximately $305,000. This lease will expire on October 31, 2003.

9.   New Accounting Pronouncements

     New Accounting Pronouncements -- SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was adopted by the Trust as of January 1, 2001. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Because the Trust does not currently utilize derivative instruments or engage in hedging activities, the implementation of this standard had no effect on the Trust's financial statements.

     In August of 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS 144"). SFAS 144 was adopted by the Trust as of January 1, 2002, and supercedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of "component" of an entity that has been disposed of or is classified as held for sale. The implementation of this standard did not have an impact on the Trust's financial statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2002.

                                      ATLANTIC REALTY TRUST

Date:  March 27, 2002                 By:  /s/ Joel M. Pashcow
                                           -------------------
                                      Name:  Joel M. Pashcow
                                      Title: President and Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                  Title                               Date
---------                  -----                               ----



/s/ Joel M. Pashcow        President and Chairman              March 27, 2002
-------------------        of the Board
Joel M. Pashcow


/s/ Edwin R. Frankel       Executive Vice President,           March 27, 2002
--------------------       Chief Financial Officer,
Edwin R. Frankel           Secretary and Principal
                           Financial and Accounting
                           Officer



/s/ Edwin J. Glickman      Trustee                             March 27, 2002
---------------------
Edwin J. Glickman



/s/ Stephen R. Blank       Trustee                             March 27, 2002
--------------------
Stephen R. Blank



/s/ Edward Blumenfeld      Trustee                             March 27, 2002
---------------------
Edward Blumenfeld



/s/ Arthur H. Goldberg     Trustee                             March 27, 2002
----------------------
Arthur H. Goldberg



/s/ William A. Rosoff      Trustee                             March 27, 2002
----------------------
William A. Rosoff

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

3.2 Restated By-Laws of the Trust (Incorporated by reference to the Trust's definitive registration statement on Form 10, dated March 28, 1996, File No. 0-27562, Exhibit 3.2).

3.3 First Amendment to Amended and Restated Declaration of Trust of the Trust (Incorporated by reference to the Trust's definitive registration statement on Form 10, dated March 28, 1996, File No. 0-27562, Exhibit 3.3).

4.1 Form of Share Certificate (Incorporated by reference to the Trust's definitive registration statement on Form 10, dated March 28, 1996, File No. 0-27562, Exhibit 4.1).

10.1 Lease Agreement, dated as of January 16, 1997, by and between Sage Realty Corporation, as the lessor, and the Trust, as the lessee (Incorporated by reference to the Trust's annual report on Form 10-K for the year ended December 31, 1996, File No. 0- 27562, Exhibit 10.1).

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

21.1 Subsidiary of the Registrant (incorporated by reference to the Trust Annual Report on 10-K, for the year ended December 31, 1999, File No.0-27562, Exhibit 21.1).