Form 10-Q
period 2002-03-31
ATLANTIC REALTY TRUST
filed 2002-05-13
CIK 948975

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               -------------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    --------------------------------
Commission file number 0-27562
                       ---------------------------------------------------------

                              ATLANTIC REALTY TRUST
                            -------------------------
             (Exact name of registrant as specified in its charter)


           Maryland                                             13-3849655
-------------------------------                           ----------------------
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

Yes    X           No
    -------           --------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         The number of shares of beneficial interest, par value $.01 per share, outstanding on May 6, 2002 was 3,561,553.

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



                                                                                                                            PAGE NO.
PART I. - FINANCIAL INFORMATION

   Item 1. Financial Statements................................................................................................3

      Consolidated Statements Of Net Assets In Liquidation
      March 31, 2002 and December 31, 2001.....................................................................................3

      Consolidated Statements Of Changes In Net Assets In Liquidation - Periods
      January 1, 2002 through March 31, 2002 and January 1, 2001 through March 31, 2001........................................4

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................................................................5

   Item 2. Management's Discussion and Analysis of Financial Condition and Liquidation Activities..............................8

   Item 3. Quantitative and Qualitative Disclosure About Market Risk...........................................................9

PART II. - OTHER INFORMATION

   Item 1. Legal Proceedings..................................................................................................10

   Item 2. Changes in Securities and Use of Proceeds..........................................................................10

   Item 3. Defaults Upon Senior Securities....................................................................................10

   Item 4. Submission of Matters to a Vote of Security Holders................................................................10

   Item 5. Other Information..................................................................................................10

   Item 6. Exhibits and Reports on Form 8-K...................................................................................10

   Signatures.................................................................................................................11

                         PART I. - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.



                      ATLANTIC REALTY TRUST AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)




                                                                         March 31, 2002         December 31, 2001
                                                                         --------------         -----------------

                             ASSETS

Investment in Real Estate........................................         $  39,520,375           $  39,520,375

Cash and Short-Term Investments..................................            24,428,040              23,424,552

Other Assets.....................................................               331,100                 341,250
                                                                           ------------           -------------
Total Assets.....................................................            64,279,515              63,286,177
                                                                           ------------           -------------

                         LIABILITIES

Estimated Costs of Liquidation...................................             5,317,548               5,430,048
                                                                           ------------           -------------
Net Assets in Liquidation........................................          $ 58,961,967           $  57,856,129
                                                                           ============           =============





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)



                                                                              For the Period             For the Period
                                                                             January 1, 2002             January 1, 2001
                                                                            to March 31, 2002           to March 31, 2001
                                                                            -----------------           -----------------
Net Assets in Liquidation
  Beginning of Period .............................................     $     57,856,129                $     58,146,371

Adjustments to Reflect
 Liquidation Basis of Accounting...................................            1,105,838                       1,115,939
                                                                        ----------------                ----------------
Net Assets in Liquidation End of Period............................     $     58,961,967                $     59,262,310
                                                                        ================                ================








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

         The consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Trust's annual report on form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001. The results of interim periods may not be indicative of the results for the entire year.

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

2.       INVESTMENT IN REAL ESTATE:

                                                                      ESTIMATED NET                   ESTIMATED NET
PROPERTY                         LOCATION                      REALIZABLE VALUE 3/31/02(a)     REALIZABLE VALUE 12/31/01 (a)
--------                         --------                      ---------------------------     -----------------------------
Hylan Shopping Center            Staten Island, NY                    $39,520,375                            $39,520,375


-----------------
(a) Includes estimated cash flows using a disposition period of 9 months. Realized value may differ depending on actual disposition results and time period.

(b) The operations of the Trust and the Hylan Shopping Center for the quarter ended March 31, 2002 and the year ended December 31, 2001 are as follows:

                                                                                 Quarter Ended                  Year ended
                                                                                March 31, 2002               December 31, 2001
                                                                                --------------               -----------------
Rental Income............................................................        $      1,208,072             $      3,998,999

Expense Reimbursements...................................................                 483,493                    1,883,932

Interest from Short-Term Investments ....................................                  65,538                      675,317

Other....................................................................                   1,215                       39,095
                                                                                 ----------------             ----------------
                                                                                        1,758,318                    6,597,343
                                                                                 ----------------             ----------------
Operating Property Expenses..............................................                 603,375                    2,145,100

Depreciation.............................................................                  64,750                      259,000

General and Administrative...............................................                 429,113                    1,491,658
                                                                                 ----------------             ----------------
                                                                                        1,097,238                    3,895,758
                                                                                 ----------------             ----------------
Net Income...............................................................        $        661,080             $      2,701,585
                                                                                 ================             ================


3.       SHARES OUTSTANDING:

         The  weighted   average   number  of  shares  of  beneficial   interest
outstanding for the periods ending March 31, 2002 and December 31, 2001 was 3,561,553.

4.       CASH AND SHORT-TERM INVESTMENTS:

         Cash and short-term investments at March 31, 2002 consist primarily of a certificate of deposit at a major New York bank of $23,650,000, purchased with an original maturity of three months or less, bearing interest at a fixed rate of 1.40%.

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

         As of March 31, 2002, the Trust has not been required to perform its indemnity obligation with respect to the RPS Tax Issues other than with respect to the payment of legal fees and expenses incurred in connection with the IRS' ongoing examination. On March 1, 1999, the IRS revenue agent conducting the examination issued his examination report (the "Original Revenue Agent's Report") with respect to the tax issues in the RPS Tax Audit, including the RPS Tax Issues. The Original Revenue Agent's Report set forth a number of positions which the IRS examining agent took with respect to the RPS Tax Issues for the years that are subject to the RPS Tax Audit, which Special Tax Counsel to the Continuing Trustees believes are not consistent with applicable law and regulations of the IRS. One of the positions, the acquisition of assets by RPS that could be viewed as non-qualifying assets for REIT purposes, has been addressed in the opinion letter of counsel referred to above. In addition, the IRS revenue agent proposed to disallow the deductions for bad debts and certain other items claimed by RPS in the years under examination. In reaching his conclusion with respect to the deduction for bad debts, the IRS revenue agent disregarded the fact that the values actually obtained for the assets corresponded to the values used by RPS in determining its bad debt deductions. The issuance of the Original Revenue Agent's Report constituted only the first step in the IRS administrative process for determining whether there is any deficiency in RPS' tax liability for the years at issue and any adverse determination by the IRS revenue agent is subject to administrative appeal with the IRS and, thereafter, to judicial review. As noted above, the Original Revenue Agent's Report set forth a number of positions which Special Tax Counsel to RPS and the Trust believe are not consistent with applicable law and regulations of the IRS. RPS filed an administrative appeal (the "Protest") challenging the findings contained in the Original Revenue Agent's Report. The appellate conferee to whom the administrative appeal was assigned reviewed the Original Revenue Agent's Report and the Protest and, rather than considering the appeal further, returned the case to the revenue agent for further factual development. During a meeting with the Special Tax Counsel to the Continuing Trustees, the appellate conferee indicated that, even assuming the assertions in the Original Revenue Agent's Report justified the disallowances, he was required to return the case to the revenue agent because the facts necessary to sustain the assertions in the Report had not been established to the degree necessary to permit the consideration of the case on appeal. In response, the revenue agent requested information in accordance with the directions of the appellate conferee and, although much of the information was examined by the agent previously, RPS responded to the new request.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND LIQUIDATION ACTIVITIES.

CAPITAL RESOURCES AND LIQUIDITY

         At March 31, 2002, the Trust owned one retail property (Hylan Plaza Shopping Center, located in Staten Island, New York) as well as cash and certain other assets. The Trust does not intend to make new loans or actively engage in either the mortgage lending or the property acquisition business.

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

         The Trust believes that cash and cash equivalents on hand, proceeds generated by the real estate property that it owns and operates and proceeds from the eventual sale of such property will be sufficient to support the Trust and meet its obligations. As of March 31, 2002, the Trust had approximately $24,428,000 in cash and short-term investments.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits.
          None.

(b)       Reports on Form 8-K.
          The registrant has not filed any reports on Form 8-K for the three-month period ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ATLANTIC REALTY TRUST
                                        (Registrant)




Date:  May 13, 2002                    /s/ Joel M. Pashcow
                                        -------------------
                                        Name:  Joel M. Pashcow
                                        Title:  Chairman and President
                                                (Principal Executive Officer)


Date:  May 13, 2002                    /s/ Edwin R. Frankel
                                        --------------------
                                        Name:  Edwin R. Frankel
                                        Title: Executive Vice President,
                                               Chief Financial Officer
                                               and Secretary
                                               (Principal Financial and
                                               Accounting Officer)