Form 10-Q
period 2002-06-30
ATLANTIC REALTY TRUST
filed 2002-08-13
CIK 948975

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(MarkOne)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002


                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------------------ to ------------------

Commission file number 0-27562

                             ATLANTIC REALTY TRUST
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

     The number of shares of beneficial interest, par value $.01 per share, outstanding on August 13, 2002 was 3,561,553.

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

                                                                        PAGE NO.
PART I. -FINANCIAL INFORMATION

   Item 1. Financial Statements................................................3

      Consolidated Statements Of Net Assets In Liquidation
      June 30, 2002 and December 31, 2001......................................3

     Consolidated Statements Of Changes In Net Assets In Liquidation -Periods April 1, 2002 through June 30, 2002 and January 1, 2002 through June 30, 2002 and April 1, 2001 through June 30, 2001 and January 1, 2001 through
     June 30, 2001.............................................................4

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................5

   Item 2. Management's Discussion and Analysis of Financial Condition and
   Liquidation Activities......................................................8

   Item 3. Quantitative and Qualitative Disclosure About Market Risk...........9

PART II. -OTHER INFORMATION

   Item 1. Legal Proceedings..................................................10

   Item 2. Changes in Securities and Use of Proceeds..........................10

   Item 3. Defaults Upon Senior Securities....................................10

   Item 4. Submission of Matters to a Vote of Security Holders................10

   Item 5. Other Information..................................................10

   Item 6. Exhibits and Reports on Form 8-K...................................11

   Signatures.................................................................12

                         PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)

                                          June 30, 2002       December 31, 2001
                                         ----------------     -----------------
                   ASSETS

Investment in Real Estate..............  $     39,520,375     $     39,520,375
Cash and Short-Term Investments........        24,399,231           23,424,552
Other Assets...........................           356,250              341,250
                                         ----------------     ----------------
Total Assets...........................        64,275,856           63,286,177
                                         ----------------     ----------------
                LIABILITIES

Estimated Costs of Liquidation.........         5,251,416            5,430,048
                                         ----------------     ----------------
Net Assets in Liquidation..............  $     59,024,440     $     57,856,129
                                         ================     ================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)


                                             For the Period      For the Period
                                             April 1, 2002       January 1, 2002
                                            to June 30, 2002    to June 30, 2002
                                            ----------------    ----------------

Net Assets in Liquidation
  Beginning of Period...................... $     58,961,967    $     57,856,129

Adjustments to Reflect
  Liquidation Basis of Accounting..........           62,473           1,168,311
                                            ----------------    ----------------
Net Assets in Liquidation End of Period.... $     59,024,440    $     59,024,440
                                            ================    ================



                                             For the Period      For the Period
                                             April 1, 2001       January 1, 2001
                                            to June 30, 2001    to June 30, 2001
                                            ----------------    ----------------

Net Assets in Liquidation
  Beginning of Period...................... $     59,262,310    $     58,146,371

Adjustments to Reflect
  Liquidation Basis of Accounting..........           52,724           1,168,663
                                            ----------------    ----------------
Net Assets in Liquidation End of Period.... $     59,315,034    $     59,315,034
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

2.   Investment in Real Estate:

                                                     Estimated Net               Estimated Net
Property                 Location               Realized Value 6/30/02(a)   Realized Value 12/31/01(a)
Hylan Shopping Center    Staten Island, NY            $39,520,375                 $39,520,375


----------------
(a) Includes estimated cash flows using a disposition period of 9 months. Realized value may differ depending on actual disposition results and time period.

(b) The operations of the Trust and the Hylan Shopping Center for the six months ended June 30, 2002 and the year ended December 31, 2001 are as follows:


                                        Three Months Ended    Six Months Ended
                                           June 30, 2002       June 30, 2002
                                          ----------------    ----------------

Rental Income...........................  $        913,982    $      2,122,054
Expense Reimbursements..................           418,554             902,047
Interest from Short-Term Investments ...            97,069             162,607
Other...................................               976               2,191
                                          ----------------    ----------------
                                                 1,430,581           3,188,899
                                          ----------------    ----------------
Operating Property Expenses.............           550,083           1,153,458
Depreciation............................            64,750             129,500
General and Administrative..............           376,050             805,163
                                          ----------------    ----------------
                                                   990,883           2,088,121
                                          ----------------    ----------------
Net Income..............................  $        439,698    $      1,100,778
                                           ===============     ===============


3.   Shares Outstanding:

     The weighted average number of shares of beneficial interest outstanding for the periods ending June 30, 2002 and June 30, 2001 was 3,561,553.

4.   Cash and Short-Term Investments:

     Cash and short-term investments at June 30, 2002 consist primarily of a certificate of deposit at a major New York bank of $23,750,000, purchased with an original maturity of three months or less, bearing interest at a fixed rate of 1.50%.

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

     As of June 30, 2002, the Trust has not been required to perform its indemnity obligation with respect to the RPS Tax Issues other than with respect to the payment of legal fees and expenses incurred in connection with the IRS' ongoing examination. On March 1, 1999, the IRS revenue agent conducting the examination issued his examination report (the "Original Revenue Agent's Report") with respect to the tax issues in the RPS Tax Audit, including the RPS Tax Issues. The Original Revenue Agent's Report set forth a number of positions which the IRS examining agent took with respect to the RPS Tax Issues for the years that are subject to the RPS Tax Audit, which Special Tax Counsel to the Continuing Trustees believes are not consistent with applicable law and regulations of the IRS. One of the positions, the acquisition of assets by RPS that could be viewed as non-qualifying assets for REIT purposes, has been addressed in the opinion letter of counsel referred to above. In addition, the IRS revenue agent proposed to disallow the deductions for bad debts and certain other items claimed by RPS in the years under examination. In reaching his conclusion with respect to the deduction for bad debts, the IRS revenue agent disregarded the fact that the values actually obtained for the assets corresponded to the values used by RPS in determining its bad debt deductions. The issuance of the Original Revenue Agent's Report constituted only the first step in the IRS administrative process for determining whether there is any deficiency in RPS' tax liability for the years at issue and any adverse determination by the IRS revenue agent is subject to administrative appeal with the IRS and, thereafter, to judicial review. As noted above, the Original Revenue Agent's Report set forth a number of positions which Special Tax Counsel to RPS and the Trust believe are not consistent with applicable law and regulations of the IRS. RPS filed an administrative appeal (the "Protest") challenging the findings contained in the Original Revenue Agent's Report. The appellate conferee to whom the administrative appeal was assigned reviewed the Original Revenue Agent's Report and the Protest and, rather than considering the appeal further, returned the case to the revenue agent for further factual development. During a meeting with the Special Tax Counsel to the Continuing Trustees, the appellate conferee indicated that, even assuming the assertions in the Original Revenue Agent's Report justified the disallowances, he was required to return the case to the revenue agent because the facts necessary to sustain the assertions in the Report had not been established to the degree necessary to permit the consideration of the case on appeal. In response, the revenue agent requested information in accordance with the directions of the appellate conferee and, although much of the information was examined by the agent previously, RPS responded to the new request.

     On October 29, 2001, the IRS issued a new Revenue Agent's Report (the "New Revenue Agent's Report") with respect to the issues presented by the Tax Audit. The amount of the proposed adjustments to the taxable income of RPS and the amount of the additional taxes asserted as being due from RPS, for the years under examination in the New Revenue Agent's Report, include all of the amounts included in the Original Revenue Agent's Report. In addition, the IRS has proposed to disallow the loss claimed by RPS on the disposition of the fee title interest in a property (acquired by RPS in 1992 at foreclosure) that was made to an unrelated third-party. This results in the disallowance of a loss claimed by RPS in 1994 in the approximate amount of $1,810,000. The New Revenue Agent's Report asserts additional grounds in support of the disallowance of the RPS bad debt deductions in the years under examination. If all of the positions taken in the New Revenue Agent's Report were to be sustained, RPS, with funds which could be supplied by the Trust, would have to distribute up to approximately $16.5 million to its shareholders, in accordance with the procedures for deficiency dividends, in order to preserve its status as a REIT and could, in addition, be subject to taxes, interest and penalties up to approximately $40.9 million through June 30, 2002. The Trust has been advised that Ramco-Gershenson Properties Trust timely filed a new administrative appeal (the "New Protest") challenging the determinations made. The IRS is considering the New Protest submitted on behalf of the Trust but has not yet made any determination with respect to the arguments presented in the New Protest.

6.   Other Assets:

     Other assets include the estimated interest income from the Trust's short-term investments.

Item 2. Management's Discussion and Analysis of Financial Condition and Liquidation Activities.

Capital Resources and Liquidity

     At June 30, 2002, the Trust owned one retail property (Hylan Plaza Shopping Center, located in Staten Island, New York) as well as cash and certain other assets. The Trust does not intend to make new loans or actively engage in either the mortgage lending or the property acquisition business.

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

     The Trust believes that cash and cash equivalents on hand, proceeds generated by the real estate property that it owns and operates and proceeds from the eventual sale of such property will be sufficient to support the Trust and meet its obligations. As of June 30, 2002, the Trust had approximately $24,399,000 in cash and short-term investments.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Shareholders of the Trust was held on May 16, 2002
(i) to elect six trustees to sit on the Board of Trustees of the Trust (the "Board") until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified, and (ii) to ratify the selection by the Board of Deloitte & Touche LLP as the independent auditors of the Trust for the fiscal year commencing January 1, 2002.

On the first proposal, the vote of the Shareholders was as follows:

NOMINEE                            FOR                 WITHHELD          ABSTAIN

Stephen R. Blank                2,376,695              676,127             --
Edward Blumenfeld               3,026,157               26,665             --
Edwin J. Glickman               3,025,545               27,277             --
Arthur H. Goldberg              2,375,982              676,840             --
Joel M. Pashcow                 3,026,085               26,737             --
William A. Rosoff               3,025,576               27,246             --

     On the second proposal, the Shareholders voted to ratify the selection by the Board of Deloitte & Touche LLP as the independent auditors of the Trust. There were 3,040,553 votes for, 4,099 against and 8,169 votes abstained.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.
     None.

(b)  Reports on Form 8-K.
     The registrant has not filed any reports on Form 8-K for the three-month period ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ATLANTIC REALTY TRUST
                                          (Registrant)



Date:  August 13, 2002                    /s/ Joel M. Pashcow
                                          -----------------------------
                                          Name: Joel M. Pashcow
                                          Title: Chairman and President
                                                 (Principal Executive Officer)



Date:  August 13, 2002                    /s/ Edwin R. Frankel
                                          -----------------------------
                                          Name: Edwin R. Frankel
                                          Title: Executive Vice President,
                                                 Chief Financial Officer
                                                 and Secretary
                                                 (Principal Financial and
                                                 Accounting Officer)