Form 10-Q
period 2002-09-30
ATLANTIC REALTY TRUST
filed 2002-11-12
CIK 948975

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               ------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------     ------------

Commission file number 0-27562
                       -------

                              ATLANTIC REALTY TRUST
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Maryland                                       13-3849655
---------------------------------------------              ---------------------
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

Yes   _X_     No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     The number of shares of beneficial interest, par value $.01 per share, outstanding on November 11, 2002 was 3,561,553.

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

                                                                        PAGE NO.
                                                                        --------

PART I. - FINANCIAL INFORMATION

   Item 1. Financial Statements................................................3

      Consolidated Statements Of Net Assets In Liquidation
      September 30, 2002 and December 31, 2001.................................3

      Consolidated Statements Of Changes In Net Assets In Liquidation - Periods July 1, 2002 through September 30, 2002 and January 1, 2002 through September 30, 2002 and July 1, 2001 through September 30, 2001 and
      January 1, 2001 through September 30, 2001...............................4

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................5

   Item 2. Management's Discussion and Analysis of Financial Condition and
   Liquidation Activities......................................................8

   Item 3. Quantitative and Qualitative Disclosure About Market Risk...........9

   Item 4. Controls and Procedures ............................................9

PART II. - OTHER INFORMATION

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

   Item 4. Submission of Matters to a Vote of Security Holders................10

   Item 5. Other Information..................................................10

   Item 6. Exhibits and Reports on Form 8-K...................................10

   Signatures.................................................................11

                         PART I. - FINANCIAL INFORMATION

1.    Financial Statements.


                      ATLANTIC REALTY TRUST AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)


                                           September 30, 2002           December 31, 2001
                                           ------------------           -----------------
            ASSETS

Investment in Real Estate ............        $41,620,825                 $39,520,375
Cash and Short-Term Investments ......         25,277,869                  23,424,552
Other Assets .........................            334,125                     341,250
                                              -----------                 -----------
Total Assets .........................         67,232,819                  63,286,177
                                              -----------                 -----------

         LIABILITIES

Estimated Costs of Liquidation .......          4,925,285                   5,430,048
                                              -----------                 -----------
Net Assets in Liquidation ............        $62,307,534                 $57,856,129
                                              ===========                 ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)


                                                  For the Period                 For the Period
                                                   July 1, 2002                  January 1, 2002
                                               to September 30, 2002          to September 30, 2002
                                               ---------------------          ---------------------
Net Assets in Liquidation
    Beginning of Period ...................        $59,024,440                    $57,856,129
Adjustments to Reflect
    Liquidation Basis of Accounting .......          3,283,094                      4,451,405
                                                   -----------                    -----------
Net Assets in Liquidation End of Period ...        $62,307,534                    $62,307,534
                                                   ===========                    ===========

                                                  For the Period                 For the Period
                                                   July 1, 2001                  January 1, 2001
                                               to September 30, 2001          to September 30, 2001
                                               ---------------------          ---------------------
Net Assets in Liquidation
    Beginning of Period ...................        $59,315,034                    $58,146,371
Adjustments to Reflect
    Liquidation Basis of Accounting .......            681,559                      1,850,222
                                                   -----------                    -----------
Net Assets in Liquidation End of Period ...        $59,996,593                    $59,996,593
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

2.   Investment in Real Estate:


                                                                     Estimated Net                          Estimated Net
Property                         Location                     Realizable Value 9/30/02 (a)          Realizable Value 12/31/01 (a)
--------                         --------                     ----------------------------          -----------------------------
Hylan Shopping Center            Staten Island, NY                    $41,620,825                            $39,520,375

------------------
(a) Includes estimated cash flows using a disposition period of 9 months. Realized value may differ depending on actual disposition results and time period.

(b) The operations of the Trust and the Hylan Shopping Center for the nine months ended September 30, 2002 and the year ended December 31, 2001 are as follows:

                                             Three Months Ended      Nine Months Ended        Year ended
                                             September 30, 2002      September 30, 2002    December 31, 2001
                                             ------------------     ------------------     -----------------
Rental Income ...........................        $1,110,976             $3,233,030             $3,998,999
Expense Reimbursements ..................           497,842              1,399,889              1,883,932
Interest from Short-Term Investments.....            73,994                236,601                675,317
Other ...................................             3,698                  5,889                 39,095
                                                 ----------             ----------             ----------
                                                  1,686,510              4,875,409              6,597,343
                                                 ----------             ----------             ----------
Operating Property Expenses .............           599,805              1,753,263              2,145,100
Depreciation ............................            64,750                194,250                259,000
General and Administrative ..............           462,391              1,267,554              1,491,658
                                                 ----------             ----------             ----------
                                                  1,126,946              3,215,067              3,895,758
                                                 ----------             ----------             ----------
Net Income ..............................        $  559,564             $1,660,342             $2,701,585
                                                 ==========             ==========             ==========

3.   Shares Outstanding:

     The weighted average number of shares of beneficial interest outstanding for the periods ending September 30, 2002 and December 31, 2001 was 3,561,553.

4.   Cash and Short-Term Investments:

     Cash and short-term investments at September 30, 2002 consist primarily of a certificate of deposit at a major New York bank of $24,750,000, purchased with an original maturity of three months or less, bearing interest at a fixed rate of 1.35%.

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

     As of September 30, 2002, the Trust has not been required to perform its indemnity obligation with respect to the RPS Tax Issues other than with respect to the payment of legal fees and expenses incurred in connection with the IRS' ongoing examination. On March 1, 1999, the IRS revenue agent conducting the examination issued his examination report (the "Original Revenue Agent's Report") with respect to the tax issues in the RPS Tax Audit, including the RPS Tax Issues. The Original Revenue Agent's Report set forth a number of positions which the IRS examining agent took with respect to the RPS Tax Issues for the years that are subject to the RPS Tax Audit, which Special Tax Counsel to the Continuing Trustees believes are not consistent with applicable law and regulations of the IRS. One of the positions, the acquisition of assets by RPS that could be viewed as non-qualifying assets for REIT purposes, has been addressed in the opinion letter of counsel referred to above. In addition, the IRS revenue agent proposed to disallow the deductions for bad debts and certain other items claimed by RPS in the years under examination. In reaching his conclusion with respect to the deduction for bad debts, the IRS revenue agent disregarded the fact that the values actually obtained for the assets corresponded to the values used by RPS in determining its bad debt deductions. The issuance of the Original Revenue Agent's Report constituted only the first step in the IRS administrative process for determining whether there is any deficiency in RPS' tax liability for the years at issue and any adverse determination by the IRS revenue agent is subject to administrative appeal with the IRS and, thereafter, to judicial review. As noted above, the Original Revenue Agent's Report set forth a number of positions which Special Tax Counsel to RPS and the Trust believe are not consistent with applicable law and regulations of the IRS. RPS filed an administrative appeal (the "Protest") challenging the findings contained in the Original Revenue Agent's Report. The appellate conferee to whom the administrative appeal was assigned reviewed the Original Revenue Agent's Report and the Protest and, rather than considering the appeal further, returned the case to the revenue agent for further factual development. During a meeting with the Special Tax Counsel to the Continuing Trustees, the appellate conferee indicated that, even assuming the assertions in the Original Revenue Agent's Report justified the disallowances, he was required to return the case to the revenue agent because the facts necessary to sustain the assertions in the Report had not been established to the degree necessary to permit the consideration of the case on appeal. In response, the revenue agent requested information in accordance with the directions of the appellate conferee and, although much of the information was examined by the agent previously, RPS responded to the new request.

     On October 29, 2001, the IRS issued a new Revenue Agent's Report (the "New Revenue Agent's Report") with respect to the issues presented by the Tax Audit. The amount of the proposed adjustments to the taxable income of RPS and the amount of the additional taxes asserted as being due from RPS, for the years under examination in the New Revenue Agent's Report, include all of the amounts included in the Original Revenue Agent's Report. In addition, the IRS has proposed to disallow the loss claimed by RPS on the disposition of the fee title interest in a property (acquired by RPS in 1992 at foreclosure) that was made to an unrelated third-party. This results in the disallowance of a loss claimed by RPS in 1994 in the approximate amount of $1,810,000. The New Revenue Agent's Report asserts additional grounds in support of the disallowance of the RPS bad debt deductions in the years under examination. If all of the positions taken in the New Revenue Agent's Report were to be sustained, RPS, with funds which could be supplied by the Trust, would have to distribute up to approximately $16.5 million to its shareholders, in accordance with the procedures for deficiency dividends, in order to preserve its status as a REIT and could, in addition, be subject to taxes, interest and penalties up to approximately $42.1 million through September 30, 2002. The Trust has been advised that Ramco-Gershenson Properties Trust timely filed a new administrative appeal (the "New Protest") challenging the determinations made. The IRS is considering the New Protest submitted on behalf of the Trust but has not yet made any determination with respect to the arguments presented in the New Protest.

6.   Other Assets:

     Other assets include the estimated interest income from the Trust's short-term investments.

Item 2. Management's Discussion and Analysis of Financial Condition and Liquidation Activities.

Capital Resources and Liquidity

     At September 30, 2002, the Trust owned one retail property (Hylan Plaza Shopping Center, located in Staten Island, New York) as well as cash and certain other assets. The Trust does not intend to make new loans or actively engage in either the mortgage lending or the property acquisition business.

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

     The Trust believes that cash and cash equivalents on hand, proceeds generated by the real estate property that it owns and operates and proceeds from the eventual sale of such property will be sufficient to support the Trust and meet its obligations. As of September 30, 2002, the Trust had approximately $25,277,000 in cash and short-term investments.

     Inflation

     Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations on the Trust or its investment.

     Results of Operations

     The Trust has increased the Estimated Net Realizable Value of the Hylan Shopping Center during the third quarter based on its increased cash flow and the current interest rate environment. The Trust is in the process of obtaining a current market appraisal, which will be available in the fourth quarter.

     As a result of the Trust adopting the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America as of May 10, 1996 and thus not reporting results of operations thereafter, there is no management discussion comparing the corresponding periods.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

     Not Applicable.

Item 4. Procedure and Controls

     Within the 90-day period prior to the filing of this quarterly report on Form 10-Q, the Company carried out an evaluation, under the supervision of and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                          PART II. - OTHER INFORMATION


Item 1. Legal Proceedings.

     Not applicable.

Item 2. Changes in Securities and Use of Proceeds.

     Not applicable.

Item 3. Defaults Upon Senior Securities.

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.
     None.

(b)  Reports on Form 8-K.
     The registrant filed one report on Form 8-K during the most recent three month period ended September 30, 2002. On August 13, 2002, registrant filed a Form 8-K reporting the filing of the June 30, 2002 Form 10-Q and included the certifications required to be filed with the Form 10-Q pursuant to 18 U.S.C. Section 1350.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ATLANTIC REALTY TRUST
                                            (Registrant)


Date:  November 11, 2002                    /s/ Joel M. Pashcow
                                            ------------------------------------
                                            Name:  Joel M. Pashcow
                                            Title: Chairman and President
                                                   (Principal Executive Officer)

Date:  November 11, 2002                    /s/ Edwin R. Frankel
                                            ------------------------------------
                                            Name:  Edwin R. Frankel
                                            Title: Executive Vice President,
                                                   Chief Financial Officer
                                                   and Secretary
                                                   (Principal Financial and
                                                   Accounting Officer)

                  CERTIFICATION BY JOEL M. PASHCOW PURSUANT TO
                       SECURITIES EXCHANGE ACT RULE 13A-14


I, Joel M. Pashcow, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Atlantic Realty Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002                    /s/ Joel M. Pashcow
                                            ------------------------------------
                                            Name:  Joel M. Pashcow
                                            Title: Chairman and President
                                                   (Principal Executive Officer)

                  CERTIFICATION BY EDWIN R. FRANKEL PURSUANT TO
                       SECURITIES EXCHANGE ACT RULE 13A-14


I, Edwin R. Frankel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Atlantic Realty Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002                    /s/ Edwin R. Frankel
                                            ------------------------------------
                                            Name:  Edwin R. Frankel
                                            Title: Executive Vice President,
                                                   Chief Financial Officer
                                                   and Secretary
                                                   (Principal Financial and
                                                   Accounting Officer)

                                  Exhibit 99.1
                   TO ATLANTIC REALTY TRUST REPORT ON FORM 10Q
                               SEPTEMBER 30, 2002
       CERTIFICATION BY JOEL M. PASHCOW PURSUANT TO 18 U.S.C. SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned, Chairman and President of Atlantic Realty Trust (the "Company"), hereby certifies, to the best of my knowledge, that the Form 10-Q of the Company for the quarter ended September 30, 2002 (the "Periodic Report") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78(d)) and that the information contained in the Periodic Report fairly represents, in all material respects, the financial condition and results of operations of the Company. The foregoing certification is incorporated solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not intended to be used for any other purpose.


Date:  November 11, 2002                    /s/ Joel M. Pashcow
                                            ------------------------------------
                                            Name:  Joel M. Pashcow
                                            Title: Chairman and President
                                                   (Principal Executive Officer)