Form 10-K
period 2002-12-31
ATLANTIC REALTY TRUST
filed 2003-03-27
CIK 948975

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
   [X]                ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2002
                          ------------------

                                       OR

   [ ]                TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to __________________


                         Commission file number 0-27562
                        --------------------------------

                              ATLANTIC REALTY TRUST
--------------------------------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

           Maryland                                   13-3849655
  ---------------------------------           ----------------------------------
  State or other jurisdiction of                       (IRS Employer
  Incorporation or organization                     Identification No.)


    747 Third Avenue, New York, NY                       10017
---------------------------------------       ----------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  212-702-8561
                                                    ---------------------------
Securities registered pursuant to Section 12(b) of the Act:

         Title of each class
                                       Name of each exchange on which registered

Common Shares of Beneficial Interest,            NASDAQ SmallCap Market
------------------------------------   -----------------------------------------
      $0.01 Par Value Per Share
-----------------------------------

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
               ---------------------------------------------------
                                (Title of class)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

Aggregate   market  value  of  the  Shares  of   Beneficial   Interest  held  by
non-affiliates of the registrant as of June 28, 2002: approximately $31,257,777.

Approximately 3,561,553 Shares of Beneficial Interest of the Registrant were outstanding as of March 14, 2003.

                                TABLE OF CONTENTS

                                                                            Page

PART I .....................................................................  1
  Item 1. Business. ........................................................  1
  Item 2. Properties. ......................................................  5
  Item 3. Legal Proceedings. ...............................................  6
  Item 4. Submission of Matters to a Vote of Security Holders...............  6

PART II ....................................................................  6
  Item 5. Market for Registrant's Common Equity and Related Stockholder
          Matters...........................................................  6
  Item 6. Selected Financial Data...........................................  7
  Item 7. Management's Discussion and Analysis of Financial Condition
          and Liquidation Activities........................................  7
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......  8
  Item 8. Financial Statements and Supplementary Data.......................  8
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................  8

PART III....................................................................  9
  Item 10. Directors and Executive Officers of the Registrant...............  9
  Item 11. Executive Compensation........................................... 12
  Item 12. Security Ownership of Certain Beneficial Owners and Management... 14
  Item 13. Certain Relationships and Related Transactions................... 15
  Item 14. Controls and Procedures.......................................... 16


PART IV..................................................................... 17
  Item 15. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K.............................................. 17

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

                                     PART I

Item 1.  Business.
-------  ---------

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

     As a result  of the  Spin-Off  Transaction,  the Trust  acquired  the Trust
Assets. The Trust Assets which have not been disposed of by the Trust are described below under "-- Description of Trust Assets." The Trust's principal investment objective is to maximize shareholder value from the reduction of the Trust Assets to cash or cash equivalents. As part of its plan to liquidate the Trust Assets to cash or cash equivalents, the Trust intends, among other things, and subject to the Internal Revenue Service's ("IRS") consideration of the appeals filed, by RPS and the Trust in connection with the examination reports issued by the IRS in connection with their audits of RPS and the Trust (as more fully described below under "-- Tax Contingency") to continue to: (i) contact strategic buyers of the Trust's remaining asset (the Hylan Plaza Shopping Center, located in Staten Island, New York (the "Hylan Center")) regarding possible sales transactions and (ii) list the Hylan Center for sale with qualified real estate brokers. No assurance can be given, however, that such objective will be achieved. The Trust expects to continue to invest the net proceeds from sales of the Trust Assets in short-term or temporary investments, such as certificates of deposit, pass-through mortgage-backed certificates, mortgage participation certificates and mortgaged-backed securities (or similar investment products), all or some of which investments may be guaranteed by

Ginnie Mae, Fannie Mae or Freddie Mac. Unless otherwise approved by the shareholders, the Trust does not expect that it will make new permanent investments or raise additional capital. In addition, the Trust does not expect to acquire additional mortgage loans or properties.

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

     The Trust was organized for the purpose of qualifying as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Trust will elect to qualify as a REIT for the year ended December 31, 2002 and intends to operate so as to continue to qualify as a REIT.

     As of December 31, 2002, the Trust had six employees.

Description of Trust Assets

     As of December 31, 2002, the Trust owned and operated one real property, the Hylan Center and held short-term investments in the principal amount of approximately $22,150,000, consisting primarily of a certificate of deposit at a major New York bank.

Real Property Investment

     The Hylan Plaza Shopping Center. At December 31, 2002, the Trust held an equity investment in one property, the Hylan Center. The Hylan Center is a one-story community shopping center located in Staten Island, New York which was acquired by the Trust in April, 1996. The Hylan Center contains approximately 361,000 square feet of leasable space approximately 99% of which was leased and occupied as of December 31, 2002. Major tenants (i.e., tenants who accounted for 10% or more of the leasable space as of December 31, 2002) include K-Mart Corporation, a department store chain ("K-Mart"), Pathmark Stores, Inc. ("Pathmark"), and the Toys "R" Us -- NY L.L.C.., a retail toy store chain ("Toys "R" Us"). These three tenants lease approximately 104,000, 60,000 and 42,000 square feet, respectively, which constitutes 30%, 16% and 12%, respectively, of the total leasable space. The K-Mart lease expires in January 2007 and provides for annual base rental payments of approximately $235,000; the Pathmark lease expires in January 2007 and provides for annual base rental payments of approximately $339,000; and the Toys "R" Us lease expires in October 2005 and provides for annual base rental payments of approximately $90,000. K-Mart is currently operating under bankruptcy protection pursuant to Title 11, United States Code, 11 U.S.C. Sections 101 et seq., however, it has assumed its obligations under its lease except for approximately $85,000 of unpaid reimbursements due and owing to a subsidiary of the Trust prior to the bankruptcy filing for which the Trust has filed a proof of claim. The K-Mart lease contains two 5-year tenant renewal options; the Pathmark lease contains six 5-year tenant renewal options; and the Toys "R" Us lease contains one 10-year tenant renewal option. Leases for approximately 11,000 square feet are due to expire on or prior to December 31, 2003. The approximate base rental revenue as of December 31, 2002 was approximately $4,088,000. The average base rental revenue per leased square foot as of December 31, 2002 was $11.59, excluding percentage rent and similar provisions. The Trust believes the property is adequately covered by insurance. As of December 31, 2002, the estimated net realizable value of the Hylan Center was approximately $43,929,000, including estimated cash flows using a disposition period of 9 months. Realized values may differ depending on actual disposition results and time periods.

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

     The Trust may invest the proceeds derived from the sale or other disposition of the Trust Assets in pass-through, mortgage-backed certificates, mortgage participation certificates and mortgage-backed securities, all or some of which instruments may be guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. Such instruments produce qualifying income for REIT qualification purposes and also satisfy the requirements of the 75% Asset Test. A REIT is also required to distribute at least 90% (95% for taxable years on or before December 31, 2000) of its REIT Taxable Income (as defined in the Code) to its shareholders.

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

     In connection with the Spin-Off Transaction, the Trust assumed all tax liability arising out of the RPS Tax Issues (other than liability that relates to events occurring or actions taken by RPS following the date of the Spin-Off Transaction) as more fully set forth in a tax agreement, dated May 10, 1996, by and between RPS and the Trust (the "Tax Agreement"). Such agreement provides that RPS (now named Ramco-Gershenson Properties Trust), under the direction of four trustees, three of whom are also trustees of the Trust (the "Continuing Trustees") and not the Trust, will control, conduct and effect the settlement of any tax claims against RPS relating to the RPS Tax Issues. Accordingly, the Trust does not have any control as to the timing of the resolution or disposition of any such claims and no assurance can be given that the resolution or disposition of any such claims will be on terms or conditions as favorable to the Trust as if they were resolved or disposed of by the Trust.

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

     As of December 31, 2002, the Trust has not been required to perform its indemnity obligation with respect to the RPS Tax Issues other than with respect to the payment of legal fees and expenses incurred in connection with the IRS' ongoing examination. On March 1, 1999, the IRS revenue agent conducting the examination issued his examination report (the "Original Revenue Agent's Report") with respect to the tax issues in the RPS Tax Audit, including the RPS Tax Issues. The Original Revenue Agent's Report set forth a number of positions which the IRS examining agent took with respect to the RPS Tax Issues for the years that are subject to the RPS Tax Audit, which Special Tax Counsel to the Continuing Trustees believes are not consistent with applicable law and regulations of the IRS. One of the positions, the acquisition of assets by RPS that could be viewed as non-qualifying assets for REIT purposes, has been addressed in the opinion letter of counsel referred to above. In addition, the IRS revenue agent proposed to disallow the deductions for bad debts and certain other items claimed by RPS in the years under examination. In reaching his conclusion with respect to the deduction for bad debts, the IRS revenue agent disregarded the fact that the values actually obtained for the assets corresponded to the values used by RPS in determining its bad debt deductions for financial reporting purposes. The issuance of the Original Revenue Agent's Report constituted only the first step in the IRS administrative process for determining whether there is any deficiency in RPS' tax liability for the years at issue and any adverse determination by the IRS revenue agent is subject to administrative appeal with the IRS and, thereafter, to judicial review. RPS filed an administrative appeal (the "Protest") challenging the findings contained in the Original Revenue Agent's Report. The appellate conferee to whom the administrative appeal was assigned reviewed the Original Revenue Agent's Report and the Protest and, rather than considering the appeal further, returned the case to the revenue agent for further factual development. During a meeting with the Special Tax Counsel to the Continuing Trustees, the appellate conferee indicated that, even assuming the assertions in the Original Revenue Agent's Report justified the disallowances, he was required to return the case to the revenue agent because the facts necessary to sustain the assertions in the Report had not been established to the degree necessary to permit the consideration of the case on appeal. In response, the revenue agent requested information in accordance with the directions of the appellate conferee and, although much of the information was examined by the agent previously, RPS responded to the new request.

     On October 29, 2001, the IRS issued a new Revenue Agent's Report (the "New Revenue Agent's Report") with respect to the issues presented by the Tax Audit. The amount of the proposed adjustments to the taxable income of RPS and the amount of the additional taxes asserted as being due from RPS, for the years under examination in the New Revenue Agent's Report, include all of the amounts included in the Original Revenue Agent's Report. In addition, the IRS has proposed to disallow the loss claimed by RPS on the disposition of the fee title interest in a property (acquired by RPS in 1992 at foreclosure) that was made to an unrelated third-party. This results in the disallowance of a loss claimed by RPS in 1994 in the approximate amount of $1,810,000. The New Revenue Agent's Report asserts additional grounds in support of the disallowance of the RPS bad debt deductions in the years under examination. If all of the positions taken in the New Revenue Agent's Report were to be sustained, RPS, with funds which could be supplied by the Trust, would have to distribute up to approximately $16.5 million to its shareholders, in accordance with the procedures for deficiency dividends, in order to preserve its status as a REIT and could, in addition, be subject to taxes, interest and penalties up to approximately $43.1 million through December 31, 2002. The Trust has been advised that Ramco-Gershenson Properties Trust timely filed a new administrative appeal (the "New Protest") challenging the determinations made and discussions between Special Tax Counsel to the Continuing Trustees and the IRS appellate conferees are ongoing.

     On February 21, 2003, the IRS issued an examination report to the Trust with respect to the 1996 and 1997 taxable years of the Trust. This examination report proposes to disallow all of the loss deductions claimed by the Trust upon the disposition of Trust Assets during that period. In addition, the examination report proposes to increase the REIT taxable income of the Trust during 1996 and 1997 on account of two items reported on the Trust's tax returns for which the Trust did not claim any taxable loss or deduction. Counsel to the Trust has advised that the examination report contains numerous errors of fact with respect to the operations of the Trust and that the legal conclusions in the examination report are not consistent with the applicable provisions of the Code and the income tax regulations. The Trust intends to file a timely administrative appeal (the "Trust Protest") challenging the adjustments proposed in the examination report.

Segment Information

     The  Trust  considers  its  business  to  include  one  industry   segment,
investment in real estate.


Item 2.  Properties.
-------  -----------

     The Trust leases approximately 4,100 square feet of office space at 747 Third Avenue, New York, New York at an annual base rent of approximately $262,000. This lease will expire on October 31, 2004. In addition, the Trust owns and operates the Hylan Center property described under Item 1.

Item 3.  Legal Proceedings.
-------  ------------------

     There are no material pending legal proceedings other than ordinary routine litigation incidental to the business (including without limitation, foreclosure proceedings), against or involving the Trust or its properties.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

     The Trust did not submit any matter to a vote of its shareholders during the fourth quarter of 2002.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------  ----------------------------------------------------------------------

(a) Market Information

         The Shares of the Trust have been included for quotation on the Nasdaq SmallCap Market under the symbol ATLRS. Set forth below is the range of high and low bid prices for the shares for each of the quarters during the years ended December 31, 2002 and 2001.



                                          High                        Low
                                          ----                        ---
First Quarter 2002                        $8.700                      $7.890

Second Quarter 2002                       $9.400                      $8.030

Third Quarter 2002                       $11.400                      $9.250

Fourth Quarter 2002                      $11.050                      $9.380

First Quarter 2001                        $8.625                      $6.750

Second Quarter 2001                       $9.900                      $7.500

Third Quarter 2001                        $9.250                      $7.720

Fourth Quarter 2001                       $8.900                      $7.580



(b) Approximate Number of Equity Security Holders


                                                           Approximate Number
                                                            of Record Holders
Title of Class                                           (As of March 14, 2003)
                                                         ----------------------

Shares of beneficial interest, $.01 par value                     2,266


(c) Dividend Information

     Under the Code, a REIT must meet certain qualifications including a requirement that it distribute annually to its shareholders at least 90% of its REIT Taxable Income (95% for taxable years on or before December 31, 2000). The Trust has continued the cash distribution policy of the predecessor programs by making quarterly distributions to its shareholders in amounts such that annual distributions equal 100% of

REIT Taxable Income, thereby complying with the distribution requirements of the federal income tax laws applicable to REITs. See "Qualification as a REIT" in
Item 1 above.

     The Trust paid distributions of $.62, $.76 and $.86 per share for the years ended December 31, 2002, 2001 and 2000 respectively. Such distributions represent ordinary income.


Item 6. Selected Financial Data.
------  ------------------------

     The following tables set forth certain selected historical information for the Trust. The financial information should be read in conjunction with the financial statements and notes thereto included herein.





ATLANTIC REALTY TRUST                         12/31/02       12/31/01       12/31/00       12/31/99       12/31/98
                                              --------       --------       --------       --------       --------


Statement of Net Assets
In Liquidation:
         Total Assets                      $ 66,876,929    $63,286,177    $62,691,522    $61,826,132   $ 60,376,057
         Total Liabilities                    4,971,363      5,430,048      4,545,181      4,394,443      4,164,168
         Net Assets in Liquidation           61,905,566     57,856,129     58,146,371     57,431,689     56,211,889

Statement of Changes in
Net Assets in Liquidation:
Increase (Decrease)

         Distributions Paid                 (2,208,163)    (2,706,780)    (3,062,936)      (997,235)             --

Adjustments to Reflect Liquidation
Basis of Accounting                           6,257,600      2,416,538      3,777,618      2,217,035      2,163,185
Net Change in Net Assets in Liquidation      $4,049,437     $(290,242)       $714,682     $1,219,800     $2,163,185



Item 7. Management's Discussion and Analysis of Financial Condition and Liquidation Activities.
         ------------------------------------------------------------------

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

     The Trust believes that cash and cash equivalents on hand, proceeds generated by the real estate property that it owns and operates (the Hylan Center) and proceeds from the eventual sale of such property will be sufficient to support the Trust and meet its obligations. As of December 31, 2002, the Trust had approximately $22,678,000 in cash and short-term investments.

     During the first quarter of 1998, the Trust received net proceeds of approximately $3,242,000 from the sale of the Norgate Shopping Center. Following such sale, the Trust's sole remaining property was the Hylan Center.

     The Trust expects that it will liquify its investment in the Hylan Center upon resolution of the RPS Tax Issues and any resolution of any liabilities relating thereto under the Tax Agreement.


Results of Operations

Period from January 1, 2000 to December 31, 2000, January 1, 2001 to December 31, 2001 and January 1, 2002 to December 31, 2002.

     As a result of the spin-off transaction, the Trust has adopted the liquidation basis of accounting. The liquidation basis of accounting is appropriate when liquidation appears imminent and the Trust is no longer viewed as a going concern. The Trust's income or loss is included in the adjustments to reflect liquidation basis of accounting. Net income for the years ended December 31, 2002, 2001 and 2000 was approximately $2,187,000, $2,701,000 and $3,045,000 respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------- -----------------------------------------------------------

     As of December 31, 2002, the Trust has approximately $22,677,000 of cash and short term investments. The earnings from these assets are affected by changes in market interest rates over which the Trust has no control. Although changes in market interest rates may significantly affect the earnings on these assets the impact in changes in rates on the Trust's net assets in liquidation is not expected to be material.


Item 8.  Financial Statements and Supplementary Data.
-------  --------------------------------------------

         See pages F-1 through F-9, which are included herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         ---------------------------------------------------------------
         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
--------  ---------------------------------------------------

     The Board of Trustees is composed of six Trustees, each of whom will serve until the respective successors are elected and qualified.

     The Trustees and executive officers of the Trust are as follows:



Name                    Age        Offices and Positions
----                    ---        ---------------------


Joel M. Pashcow*        60         Chairman and President of the Trust effective
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

Edwin J. Glickman       70         Executive  Vice  President  of Capital  Lease
                                   Funding   Corp.,   a   company   engaged   in
                                   commercial real estate lending, since January
                                   1995.   Prior  to  that,  Mr.   Glickman  was
                                   President of the Glickman Organization,  Inc.
                                   ("Glickman")  from  January  1992 to December
                                   1994.    Glickman   conducted   real   estate
                                   investment   consulting   services  and  real
                                   estate financial services, including mortgage
                                   brokerage,   arranging   joint  ventures  and
                                   equity financing. Prior to that, Mr. Glickman
                                   was  Chairman of the  Executive  Committee of
                                   Schoenfeld Glickman Maloy Inc. from May 1989,
                                   which is a company that conducted real estate
                                   financial   services,    including   mortgage
                                   brokerage,   arranging   joint  ventures  and
                                   equity financing. Also served successively as
                                   Executive Vice President,  President and Vice
                                   Chairman of Sybedon  Corporation from 1977 to
                                   1993,  which is a company that conducted real
                                   estate financial services, including mortgage
                                   brokerage,   arranging   joint  ventures  and
                                   equity  financing.  In  all  positions,   Mr.
                                   Glickman  has  been  engaged  in real  estate
                                   financial   services,    including   mortgage
                                   brokerage,   arranging   joint  ventures  and
                                   equity financing.




Name                    Age        Offices and Positions
----                    ---        ---------------------

Stephen R. Blank*       57         Senior  Fellow,  Finance  of the  Urban  Land
                                   Institute  ("ULI").   Mr.  Blank  is  also  a
                                   director    of   West    Coast    Hospitality
                                   Corporation, a New York Stock Exchange-listed
                                   corporation,  BNP Residential Trust, Inc., an
                                   American Stock  Exchange-listed REIT, and MFA
                                   Mortgage Investments,  Inc., a New York Stock
                                   Exchange-listed  REIT.  Prior to joining  the
                                   ULI in  December  of 1998,  Mr.  Blank  was a
                                   Managing  Director,  Real  Estate  Investment
                                   Banking    of    CIBC    Oppenheimer    Corp.
                                   ("Oppenheimer") since November 1, 1993. Prior
                                   to  joining  Oppenheimer,  Mr.  Blank  was  a
                                   Managing  Director,   Real  Estate  Corporate
                                   Finance,  of Cushman &  Wakefield,  Inc.  for
                                   four  years.  Prior to that,  Mr.  Blank  was
                                   associated for ten years with Kidder, Peabody
                                   & Co.  Incorporated as a Managing Director of
                                   the  firm's  Real  Estate  Group.  Mr.  Blank
                                   graduated  from  Syracuse  University in 1967
                                   and was awarded a Masters  Degree in Business
                                   Administration   (Finance  Concentration)  by
                                   Adelphi University in 1971. He is a member of
                                   the Urban  Land  Institute  and the  American
                                   Society  of  Real  Estate  Counselors.  Since
                                   September 1998, Mr. Blank has been an adjunct
                                   professor  in the Real Estate  Executive  MBA
                                   Program  at  Columbia   University   Graduate
                                   School of Business.  He has  lectured  before
                                   the Practising  Law  Institute,  the New York
                                   University Real Estate  Institute,  the Urban
                                   Land Institute and the International  Council
                                   of  Shopping  Centers.  Mr.  Blank  is also a
                                   trustee of Ramco-Gershenson  Properties Trust
                                   (formerly named RPS Realty Trust).

Edward Blumenfeld       62         A principal of Blumenfeld  Development Group,
                                   Ltd.,   a  real   estate   development   firm
                                   principally  engaged  in  the  development of
                                   commercial properties since 1978.

Arthur H. Goldberg*     60         President  of  Manhattan  Associates,  LLC, a
                                   merchant  and  investment  banking firm since
                                   February 1994.  Prior to that,  Mr.  Goldberg
                                   was  Chairman  of  Reich  &  Company,   Inc.,
                                   (formerly   Vantage   Services,    Inc.),   a
                                   securities brokerage and investment brokerage
                                   firm, from January 1990 to December 1993. Mr.
                                   Goldberg   was    employed   by    Integrated
                                   Resources,   Inc.   from  its   inception  in
                                   December   1968,   as  President   and  Chief
                                   Operating  Officer from May 1973 and as Chief
                                   Executive  Officer from  February  1989 until
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

William A. Rosoff     59           Vice-Chairman  of the Board of  Directors  of
                                   Advanta  Corporation,  a  financial  services
                                   company,  since January 1996 and President of
                                   Advanta Corporation since October 1999. Prior
                                   thereto,  Mr. Rosoff was associated  with the
                                   law  firm  of   Wolf,   Block,   Schorr   and
                                   Solis-Cohen since 1969, a partner since 1975.
                                   Mr.  Rosoff is a past chairman of that firm's
                                   Executive Committee and is a past chairman of
                                   its tax department.  Mr. Rosoff served on the
                                   Legal   Activities   Policy   Board   of  Tax
                                   Analysts,  the  Advisory  Board  for  Warren,
                                   Gorham and  Lamont's  Journal of  Partnership
                                   Taxation,  and has served on the Tax Advisory
                                   Boards of Commerce Clearing House and Little,
                                   Brown and Company.  Mr. Rosoff also serves on
                                   the  Advisory  Group  for  the  American  Law
                                   Institute.  He is a  fellow  of the  American
                                   College  of  Tax  Counsel.   Mr. Rosoff  is a
                                   member  of  the  Board  of  Regents  of   the
                                   Philadelphia   chapter   of   the    American
                                   Technion   Society.   Mr.   Rosoff  earned  a
                                   B.S.   degree   with   honors   from   Temple
                                   University  in  1964,  and  earned  an L.L.B.
                                   magna  cum  laude  from  the   University  of
                                   Pennsylvania Law School in 1967.

Edwin R. Frankel      57           Since the inception of the Trust in May 1996,
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

---------------------
* Designates status as a Continuing Trustee.


Committees of the Board of Trustees
-----------------------------------

     The Audit Committee of the Board of Trustees (the "Audit Committee"), established on October 22, 1997, consists of three Trustees, Messrs. Blumenfeld, Goldberg and Glickman. The Audit Committee meets with management and the Trust's independent accountants to determine the adequacy of internal controls and other financial reporting matters. On February 10, 2000, Mr. Glickman was appointed as a third member of the Audit Committee in order for the Trust to be in compliance with new regulations promulgated by the Securities and Exchange Commission and the NASDAQ Stock Market regarding the size, duties and responsibilities of audit committees of public companies.

     The  Disposition  Committee  of the  Board of  Trustees  (the  "Disposition
Committee"), established in July 1996, consists of three Trustees, Messrs. Blumenfeld, Glickman and Blank. The Disposition Committee works with management in connection with the orderly disposition of the Trust's assets.

Item 11.  Executive Compensation.
--------  -----------------------

Executive Officers

     Mr. Pashcow receives no cash compensation for serving as an executive officer of the Trust. Mr. Frankel receives compensation of approximately $178,000 per annum pursuant to an employment contract entered into between the Trust and Mr. Frankel on June 11, 1998, as more fully described below.

                           SUMMARY COMPENSATION TABLE




                                                                Annual Compensation                Long Term Compensation
                                                                -------------------                ----------------------
                                                                             Restricted
Name and  Principal                                        Other Annual         Stock       Securities Underlying    Payout LTIP
Position                 Year    Salary($)    Bonus($)    Compensation($)     Awards($)        Options/SARs($)        Payouts($)
------------------       ----    ---------    --------    ---------------    ----------     ------------------        ----------

Edwin R. Frankel*
Executive Vice
President, Chief
Financial Officer and
Secretary
                         2000    165,557                      5,142*
                         2001    170,317                     11,200*
                         2002    175,638      15,250         13,900*
Stanley Rappoport        2000    114,231
                         2001    119,616
                         2002    124,423
----------------

* Includes approximately $1,000 in imputed interest under the Frankel Note (as defined below).

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

     In connection with his employment with the Trust, Mr. Rappoport received a bonus plan that provided as follows: (i) for the period 1996, and ending July 31, 2003, Mr. Rappoport will receive an aggregate total $100,000, such sum to be earned on a monthly pro rata basis over that period and the first $75,000 of such earned amount shall be payable on September 1, 2003 with the balance of such earned amount up to an additional $25,000 shall be payable on January 1, 2004; (ii) for the period beginning August 1, 2003 and ending December 31, 2003, Mr. Rappoport will earn, to the extent he remains employed by the Trust, an aggregate of $25,000 in addition to his then current salary, such sum to be earned on a monthly pro rata basis over that period and to the extent earned, the $25,000 shall be payable the earlier of June 30, 2004 and the liquidation date of the Trust; and (iii) for the period beginning January 1, 2004 and ending June 30, 2004, Mr. Rappoport will earn, to the extent he remains employed by the Trust, an aggregate total of $15,000 in addition to his then current salary, such sum to be earned on a monthly pro rata basis over that period and to the extent earned, shall be payable the earlier of June 30, 2004 or the liquidation date of the Trust.

Trustees

     The Trustees do not receive any compensation for serving as trustees and likewise will not receive any compensation for attending meetings or for serving on any committees of the Board of Trustees; however, Trustees will receive reimbursement of travel and other expenses and other out-of-pocket disbursements incurred in connection with attending any meetings.

         During the years ended 2002, 2001 and 2000, respectively, Messrs. Edwin Glickman and Edward Blumenfeld each earned fees of $25,000 in connection with services they provided to the Trust as Members of the Disposition Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

     As of March 14, 2003, each of the following persons were known by the Trust to be the beneficial owners of more than five percent of the Shares of the Trust.



                                                                 AMOUNT AND NATURE
                           NAME AND ADDRESS OF BENEFICIAL          OF BENEFICIAL      PERCENT OF
   TITLE OF CLASS                 BENEFICIAL OWNER                   OWNERSHIP           CLASS
   --------------          ------------------------------         ---------------     ----------


Shares of beneficial     Private Management Group, Inc., an         664,151(1)         18.65%
interest                 investment advisor in a fiduciary
$.01 par value           capacity
                         20 Corporate Park, Suite 400
                         Irvine, CA 92606

Shares of beneficial     Kimco Realty Corporation                  1,068,037(2)         30.0%
interest                 3333 New Hyde Park Rd.
$.01 par value           New Hyde Park, NY 11042



------------------

(1)  Based  upon  Schedule   13G/A  filing  with  the  Securities  and  Exchange
     Commission, filed on February 11, 2003.

(2)  Based  upon  Schedule   13D/A  filing  with  the  Securities  and  Exchange
     Commission, filed on February 4, 2003.

Item 13.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

     Set forth below is information as to the Shares beneficially owned as of March 14, 2003 by each of the Trustees, each of the executive officers included in the Summary Compensation Table set forth in Item 11 and all Trustees and executive officers as a group, based on information furnished by each Trustee and executive officer.



Name of Trustee/                           Shares Owned
Executive Officer                         Beneficially(1)      Percent of Class
-----------------                         ---------------      ----------------


Joel M. Pashcow                                94,154(2)             2.64%
Arthur H. Goldberg                             24,487(3)               *
William A. Rosoff                                 125                  *
Stephen R. Blank                                  981(4)               *
Edward Blumenfeld                                 125                  *
Edwin J. Glickman                                 10,531               *
Edwin R. Frankel                                       0               *
All Trustees and  Executive
Officers as a group (7 persons)                  130,403             3.66%

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

Item 14.  Controls and Procedures.
--------  ------------------------

Within the 90-day period prior to the filing of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Trust's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934). Based upon evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------  -----------------------------------------------------------------

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page

Consolidated Financial Statements -- Atlantic Realty Trust and Subsidiary (Liquidation Basis)

Independent Auditors' Report.............................................   F-2
Consolidated Statements of Net Assets in Liquidation at
       December 31, 2002 and 2001........................................   F-3
Consolidated Statements of Changes in Net Assets in Liquidation
         for the Years Ended December 31, 2002, 2001 and 2000............   F-4
Notes to Consolidated Financial Statements............................... F-5-9

                          INDEPENDENT AUDITORS' REPORT



To the Board of Trustees of
Atlantic Realty Trust

We have audited the accompanying consolidated statements of net assets in liquidation of Atlantic Realty Trust and subsidiary (the "Trust") at December 31, 2002 and 2001, and the related consolidated statements of changes in net assets in liquidation for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the net assets in liquidation of Atlantic Realty Trust and subsidiary at December 31, 2002 and 2001 and the changes in its net assets in liquidation for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America on the basis described in the preceding paragraph.

As discussed in Notes 1 and 6 to the consolidated financial statements, because of the inherent uncertainty of valuation when an entity is in liquidation, the amounts ultimately realized from assets disposed and costs incurred to settle liabilities may differ materially from amounts presented in the accompanying consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP


New York, New York
March 14, 2003

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)


                                     December 31, 2002       December 31, 2001
                                     -----------------       -----------------
ASSETS:

Investment in real estate...........     $43,929,250            $39,520,375
Cash and short-term investments.....      22,677,679             23,424,552
Other assets........................         270,000                341,250
                                     -----------------       -----------------
    Total assets                          66,876,929             63,286,177
                                     -----------------       -----------------

LIABILITIES:

Estimated costs of liquidation......       4,971,363              5,430,048
                                     -----------------       -----------------


Net assets in liquidation...........     $61,905,566            $57,856,129
                                     =================       =================




                 See notes to consolidated financial statements.

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)



                                                For the Year Ended         For the Year Ended      For the Year Ended
                                                 December 31, 2002         December 31, 2001       December 31, 2000
                                                ------------------         ------------------      ------------------


Net assets in liquidation, beginning                   $57,856,129               $58,146,371              $57,431,689
   of period
Distributions paid                                      (2,208,163)               (2,706,780)              (3,062,936)
Adjustments to reflect                                   6,257,600                 2,416,538                3,777,618
  liquidation basis of accounting              -------------------        ------------------       ------------------

Net assets in liquidation, end of                      $61,905,566               $57,856,129       $       58,146,371
  period                                       ===================        ==================       ==================





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

2.       Investment in Real Estate



                                                                      Estimated Net Realized Value(a)(b)
Property                       Location                            December 31,                December 31,
                                                                       2002                        2001
                                                                   ----------------       -----------------


Hylan Shopping Center          Staten Island, NY                      $43,929,250            $39,520,375


--------------

(a) Includes estimated cash flows using a disposition period of nine months. Realized values may differ depending on actual disposition results and time periods.

(b) The operations of the Trust and the Hylan Shopping Center for the years ended December 31, 2002 and December 31, 2001 are as follows:





                                                                          2002                   2001
                                                                          ----                   ----
        Rental income                                                  $4,310,090             $3,998,999
        Expense reimbursements                                          2,000,635              1,883,932
        Interest from short-term investments                              312,168                675,317
        Other                                                               5,837                 39,095
                                                                   ----------------       -----------------
                                                                        6,628,730              6,597,343
                                                                   ----------------       -----------------

        Operating property expenses                                     2,433,994              2,145,100
        Depreciation                                                      292,981                259,000
        General and administrative                                      1,714,304              1,491,658
                                                                   ----------------       -----------------
                                                                        4,441,279              3,895,758
                                                                   ----------------       -----------------
        Net income                                                     $2,187,451             $2,701,585
                                                                   ================       =================


3.       Shares Outstanding

     The weighted average number of common shares outstanding for each of the periods ended December 31, 2002, 2001, and 2000 was 3,561,553.

4.       Cash and Short-Term Investments

     Cash and short-term investments at December 31, 2002 and 2001, consist primarily of certificates of deposit at a major New York bank of $22,150,000 and $22,750,000, respectively, purchased with original maturities of three months or less, bearing interest at a fixed rate of 1.05% and 1.45%, respectively.

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

     As of December 31, 2002, the Trust has not been required to perform its indemnity obligation with respect to the RPS Tax Issues other than with respect to the payment of legal fees and expenses incurred in connection with the IRS' ongoing examination. On March 1, 1999, the IRS revenue agent conducting the examination issued his examination report (the "Original Revenue Agent's Report") with respect to the tax issues in the RPS Tax Audit, including the RPS Tax Issues. The Original Revenue Agent's Report set forth a number of positions which the IRS examining agent took with respect to the RPS Tax Issues for the years that are subject to the RPS Tax Audit, which Special Tax Counsel to the Continuing Trustees believes are not consistent with applicable law and regulations of the IRS. One of the positions, the acquisition of assets by RPS that could be viewed as non-qualifying assets for REIT purposes, has been addressed in the opinion

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Liquidation Basis of Accounting)

letter of counsel referred to above. In addition, the IRS revenue agent proposed to disallow the deductions for bad debts and certain other items claimed by RPS in the years under examination. In reaching his conclusion with respect to the deduction for bad debts, the IRS revenue agent disregarded the fact that the values actually obtained for the assets corresponded to the values used by RPS in determining its bad debt deductions for financial reporting purposes. The issuance of the Original Revenue Agent's Report constituted only the first step in the IRS administrative process for determining whether there is any deficiency in RPS' tax liability for the years at issue and any adverse determination by the IRS revenue agent is subject to administrative appeal with the IRS and, thereafter, to judicial review. RPS filed an administrative appeal (the "Protest") challenging the findings contained in the Original Revenue Agent's Report. The appellate conferee to whom the administrative appeal was assigned reviewed the Original Revenue Agent's Report and the Protest and, rather than considering the appeal further, returned the case to the revenue agent for further factual development. During a meeting with the Special Tax Counsel to the Continuing Trustees, the appellate conferee indicated that, even assuming the assertions in the Original Revenue Agent's Report justified the disallowances, he was required to return the case to the revenue agent because the facts necessary to sustain the assertions in the Report had not been established to the degree necessary to permit the consideration of the case on appeal. In response, the revenue agent requested information in accordance with the directions of the appellate conferee and, although much of the information was examined by the agent previously, RPS responded to the new request.

     On October 29, 2001, the IRS issued a new Revenue Agent's Report (the "New Revenue Agent's Report") with respect to the issues presented by the Tax Audit. The amount of the proposed adjustments to the taxable income of RPS and the amount of the additional taxes asserted as being due from RPS, for the years under examination in the New Revenue Agent's Report, include all of the amounts included in the Original Revenue Agent's Report. In addition, the IRS has proposed to disallow the loss claimed by RPS on the disposition of the fee title interest in a property (acquired by RPS in 1992 at foreclosure) that was made to an unrelated third-party. This results in the disallowance of a loss claimed by RPS in 1994 in the approximate amount of $1,810,000. The New Revenue Agent's Report asserts additional grounds in support of the disallowance of the RPS bad debt deductions in the years under examination. If all of the positions taken in the New Revenue Agent's Report were to be sustained, RPS, with funds which could be supplied by the Trust, would have to distribute up to approximately $16.5 million to its shareholders, in accordance with the procedures for deficiency dividends, in order to preserve its status as a REIT and could, in addition, be subject to taxes, interest and penalties up to approximately $43.1 million through December 31, 2002. The Trust has been advised that Ramco-Gershenson Properties Trust timely filed a new administrative appeal (the "New Protest") challenging the determinations made and discussions between Special Tax Counsel to the Continuing Trustees and the IRS appellate conferees are ongoing.

     On February 21, 2003, the IRS issued an examination report to the Trust with respect to the 1996 and 1997 taxable years of the Trust. This examination report proposes to disallow all of the loss deductions claimed by the Trust upon the disposition of Trust Assets during that period. In addition, the examination report proposes to increase the REIT taxable income of the Trust during 1996 and 1997 on account of two items reported on the Trust's tax returns for which the Trust did not claim any taxable loss or deduction. Counsel to the Trust has advised that the examination report contains numerous errors of fact with respect to the operations of the Trust and that the legal conclusions in the examination report are not consistent with the applicable provisions of the Code and the income tax regulations. The Trust intends to file a timely

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Liquidation Basis of Accounting)

administrative   appeals  (the  "Trust  Protest")  challenging  the  adjustments proposed in the examination report.

7.       Dividends/Distributions to Shareholders

         Under the Internal Revenue Code, a REIT must meet certain qualifications, including a requirement that it distribute annually to its shareholders at least 90 percent (95% for taxable years on or before December 31, 2000) of its REIT taxable income. The Trust's policy is to distribute to shareholders all taxable income. Dividend distributions for the years ended December 31, 2002, 2001 and 2000 are summarized as follows:



              Record Date                            Distribution                            Payment
              -----------                            ------------                            -------

           December 15, 2002                        $.62 per share                      December 27, 2002
           December 14, 2001                        $.76 per share                      December 27, 2001
           December 15, 2000                        $.86 per share                      December 28, 2000



8.       Commitments

         The Trust leases approximately 4,100 square feet of office space at 747 Third Avenue, New York, New York at an annual base rent of approximately $262,000. This lease will expire on October 31, 2004.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2003.

                                  ATLANTIC REALTY TRUST

Date:  March 27, 2003             By:  /s/ Joel M. Pashcow
                                       -------------------------------------
                                  Name:  Joel M. Pashcow
                                  Title: President and Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                 Title                                 Date


/s/ Joel M. Pashcow       President and Chairman of the         March 27, 2003
-------------------       Broad
Joel M. Pashcow



/s/ Edwin R. Frankel      Executive Vice President, Chief       March 27, 2003
--------------------      Financial Officer, Secretary and
Edwin R. Frankel          Principal Financial and Accounting
                          Officer




/s/ Edwin J. Glickman     Trustee                               March 27, 2003
---------------------
Edwin J. Glickman




/s/ Stephen R. Blank      Trustee                               March 27, 2003
--------------------
Stephen R. Blank




/s/ Edward Blumenfeld     Trustee                               March 27, 2003
---------------------
Edward Blumenfeld




/s/ Arthur H. Goldberg                                          March 27, 2003
----------------------
Arthur H. Goldberg        Trustee




/s/  William A. Rosoff    Trustee                               March 27, 2003
----------------------
William A. Rosoff


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

10.8 Second Amended and Restated Standstill Agreement, dated as of January 31, 2003, by and among Atlantic Realty Trust, on the one hand, and Kimco Realty Corporation, Kimco Realty Services, Inc. and Milton Cooper, on the other hand.

21.1 Subsidiary of the Registrant (incorporated by reference to the Trust Annual Report on 10-K, for the year ended December 31, 1999, File No.0-27562, Exhibit 21.1).

                  CERTIFICATION BY JOEL M. PASHCOW PURSUANT TO
                      SECURITIES EXCHANGE ACT RULE 13a-14


I, Joel M. Pashcow, certify that:

1. I have reviewed this annual report on Form 10-K of Atlantic Realty Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003                      /s/ Joel M. Paschow
                                           ------------------------------------
                                           Name:  Joel M. Pashcow
                                           Title: Chairman and President
                                                  (Principal Executive Officer)

                 CERTIFICATION BY EDWIN R. FRANKEL PURSUANT TO
                      SECURITIES EXCHANGE ACT RULE 13a-14


I, Edwin R. Frankel, certify that:

1. I have reviewed this annual report on Form 10-K of Atlantic Realty Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003                       /s/ Edwin R. Frankel
                                            -----------------------------------
                                            Name:  Edwin R. Frankel
                                            Title: Executive Vice President,
                                                   Chief Financial Officer
                                                   and Secretary
                                                   (Principal Financial and
                                                   Accounting Officer)

Exhibit 99.1
To Atlantic Realty Trust
Report on Form 10-K
December 31, 2002


                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned, Chairman and President of Atlantic Realty Trust (the "Company"), hereby certifies, to the best of my knowledge, that the Form 10-K of the Company for the quarter ended December 31, 2002 (the "Periodic Report") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78(d)) and that the information contained in the Periodic Report fairly represents, in all material respects, the financial condition and results of operations of the Company. The foregoing certification is incorporated solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not intended to be used for any other purpose.


Date:  March 27, 2003                       /s/ Joel M. Paschow
                                            -----------------------------------
                                            Name: Joel M. Pashcow
                                            Title:Chairman and President
                                                  (Principal Executive Officer)

Exhibit 99.2
To Atlantic Realty Trust
Report on Form 10-K
December 31, 2002

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     The undersigned, Executive Vice President, Chief Financial Officer and Secretary of Atlantic Realty Trust (the "Company"), hereby certifies, to the best of my knowledge, that the Form 10-K of the Company for the quarter ended December 31, 2002 (the "Periodic Report") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78(d)) and that the information contained in the Periodic Report fairly represents, in all material respects, the financial condition and results of operations of the Company. The foregoing certification is incorporated solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not intended to be used for any other purpose.


Date:  March 27, 2003                        /s/ Edwin R. Frankel
                                             ----------------------------------
                                             Name: Edwin R. Frankel
                                             Title: Executive Vice President,
                                                    Chief Financial Officer
                                                    and Secretary
                                                    (Principal Financial and
                                                    Accounting Officer)