Form 10-Q
period 2003-03-31
ATLANTIC REALTY TRUST
filed 2003-05-12
CIK 948975

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
                               -------------------------------------------------
                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from --------------------- to ------------------------

Commission file number 0-27562
                       ---------------------------------------------------------
                              ATLANTIC REALTY TRUST
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Maryland                                        13-3849655
---------------------------------------------           ------------------------
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

Yes    X              No
    --------             -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         The number of shares of beneficial interest, par value $.01 per share, outstanding on May 7, 2003 was 3,561,553.

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

                                                                       PAGE NO.
                                                                       --------
PART I. - FINANCIAL INFORMATION............................................3

   Item 1. Financial Statements............................................3

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Liquidation Activities......................................9

   Item 3. Quantitative and Qualitative Disclosure About Market Risk.......9

   Item 4. Controls and Procedures.........................................9

PART II. - OTHER INFORMATION..............................................10

   Item 1. Legal Proceedings..............................................10

   Item 2. Changes in Securities and Use of Proceeds......................10

   Item 3. Defaults Upon Senior Securities................................10

   Item 4. Submission of Matters to a Vote of Security Holders............10

   Item 5. Other Information..............................................10

   Item 6. Exhibits and Reports on Form 8-K...............................10

   Signatures.............................................................11

                        PART I. - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS.


                      ATLANTIC REALTY TRUST AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)



                                                                   March 31, 2003
                                                                    (unaudited)             December 31, 2002
                                                                  --------------            -----------------

                             ASSETS

Investment in Real Estate...................................     $     43,929,250           $     43,929,250

Cash and Short-Term Investments.............................           24,586,443                 22,677,679

Other Assets................................................              288,000                    270,000
                                                                 ----------------           ----------------

Total Assets................................................           68,803,693                 66,876,929
                                                                 ----------------           ----------------


                           LIABILITIES

Estimated Costs of Liquidation..............................            4,889,844                  4,971,363
                                                                 ----------------           ----------------

NET ASSETS IN LIQUIDATION...................................     $     63,913,849           $     61,905,566
                                                                 ================           ================





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)
                                  (UNAUDITED)





                                                                       For the Period               For the Period
                                                                       January 1, 2003              January 1, 2002
                                                                      to March 31, 2003            to March 31, 2002
                                                                      -----------------            -----------------

Net Assets in Liquidation
    Beginning of Period..........................................     $     61,905,566             $     57,856,129

Adjustments to Reflect
    Liquidation Basis of Accounting..............................            2,008,283                    1,105,838
                                                                      ----------------             ----------------
Net Assets in Liquidation End of Period..........................     $     63,913,849             $     58,961,967
                                                                      ================             ================






                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

     In the opinion of management, the accompanying consolidated financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim periods. Such adjustments consist only of normal recurring accruals.

     The consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Trust's annual report on form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002. The results of interim periods may not be indicative of the results for the entire year.

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

2. INVESTMENT IN REAL ESTATE:



                                                                 Estimated Net Realized Value (a)(b)
Property                        Location                    March 31, 2003              December 31, 2002
--------                        --------                    --------------              -----------------

Hylan Shopping Center           Staten Island, NY            $43,929,250                   $43,929,250

------------------
(a)      Includes estimated cash flows using a disposition period of 9 months.  Realized value may differ depending on actual disposition results and time period.

(b)      The operations of the Trust and the Hylan Shopping Center for the quarters ended March 31, 2003 and March 31, 2002 are as follows:






                                                         Quarter Ended           Quarter Ended
                                                         March 31, 2003          March 31, 2002
                                                         --------------          --------------

Rental Income......................................      $   1,091,900           $    1,208,072
Expense Reimbursements.............................            692,506                  483,493
Interest from Short-Term Investments ..............             63,841                   65,538
Other..............................................                820                    1,215
                                                         -------------           --------------
                                                             1,849,067                1,758,318
                                                         -------------           --------------
Operating Property Expenses........................            748,740                  603,375
Depreciation.......................................             86,585                   64,750
General and Administrative.........................            487,325                  429,113
                                                         -------------           --------------
                                                             1,322,650                1,097,238
                                                         -------------           --------------
Net Income.........................................      $     526,417           $      661,080
                                                          ============            =============


3. SHARES OUTSTANDING:

     The weighted average number of shares of beneficial interest outstanding for the periods ending March 31, 2003 and 2002 was 3,561,553.

4.  CASH AND SHORT-TERM INVESTMENTS:

     Cash and short-term investments at March 31, 2003 consist primarily of a certificate of deposit at a major New York bank of $24,000,000, purchased with an original maturity of three months or less, bearing interest at a fixed rate of 1.35%.

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

     As of March 31, 2003, the Trust has not been required to perform its indemnity obligation with respect to the RPS Tax Issues other than with respect to the payment of legal fees and expenses incurred in connection with the IRS' ongoing examination. On March 1, 1999, the IRS revenue agent conducting the examination issued his examination report (the "Original Revenue Agent's Report") with respect to the tax issues in the RPS Tax Audit, including the RPS Tax Issues. The Original Revenue Agent's Report set forth a number of positions which the IRS examining agent took with respect to the RPS Tax Issues for the years that are subject to the RPS Tax Audit, which Special Tax Counsel to the Continuing Trustees believes are not consistent with applicable law and regulations of the IRS. One of the positions, the acquisition of assets by RPS that could be viewed as non-qualifying assets for REIT purposes, has been addressed in the opinion letter of counsel referred to above. In addition, the IRS revenue agent proposed to disallow the deductions for bad debts and certain other items claimed by RPS in the years under examination. In reaching his conclusion with respect to the deduction for bad debts, the IRS revenue agent disregarded the fact that the values actually obtained for the assets corresponded to the values used by RPS in determining its bad debt deductions for financial reporting purposes. The issuance of the Original Revenue Agent's Report constituted only the first step in the IRS administrative process for determining whether there is any deficiency in RPS' tax liability for the years at issue and any adverse determination by the IRS revenue agent is subject to administrative appeal with the IRS and, thereafter, to judicial review. RPS filed an administrative appeal (the "Protest") challenging the findings contained in the Original Revenue Agent's Report. The appellate conferee to whom the administrative appeal was assigned reviewed the Original Revenue Agent's Report and the Protest and, rather than considering the appeal further, returned the case to the revenue agent for further factual development. During a meeting with the Special Tax Counsel to the Continuing Trustees, the appellate conferee indicated that, even assuming the assertions in the Original Revenue Agent's Report justified the disallowances, he was required to return the case to the revenue agent because the facts necessary to sustain the assertions in the Report had not been established to the degree necessary to permit the consideration of the case on appeal. In response, the revenue agent requested information in accordance with the directions of the appellate conferee and, although much of the information was examined by the agent previously, RPS responded to the new request.

     On October 29, 2001, the IRS issued a new Revenue Agent's Report (the "New Revenue Agent's Report") with respect to the issues presented by the Tax Audit. The amount of the proposed adjustments to the taxable income of RPS and the amount of the additional taxes asserted as being due from RPS, for the years under examination in the New Revenue Agent's Report, include all of the amounts included in the Original Revenue Agent's Report. In addition, the IRS has proposed to disallow the loss claimed by RPS on the disposition of the fee title interest in a property (acquired by RPS in 1992 at foreclosure) that was made to an unrelated third-party. This results in the disallowance of a loss claimed by RPS in 1994 in the approximate amount of $1,810,000. The New Revenue Agent's Report asserts additional grounds in support of the disallowance of the RPS bad debt deductions in the years under examination. If all of the positions taken in the New Revenue Agent's Report were to be sustained, RPS, with funds which could be supplied by the Trust, would have to distribute up to approximately $16.5 million to its shareholders, in accordance with the procedures for deficiency dividends, in order to preserve its status as a REIT and could, in addition, be subject to taxes, interest and penalties up to approximately $44.1 million through March 31, 2003. The Trust has been advised that Ramco-Gershenson Properties Trust timely filed a new administrative appeal (the "New Protest") challenging the determinations made and discussions between Special Tax Counsel to the Continuing Trustees and the IRS appellate conferees are ongoing.

     On February 21, 2003, the IRS issued an examination report to the Trust with respect to the 1996 and 1997 taxable years of the Trust. This examination report proposes to disallow all of the loss deductions claimed by the Trust upon the disposition of Trust Assets during that period. In addition, the examination report proposes to increase the REIT taxable income of the Trust during 1996 and 1997 on account of two items reported on the Trust's tax returns for which the Trust did not claim any taxable loss or deduction. Counsel to the Trust has advised that the examination report contains numerous errors of fact with respect to the operations of the Trust and that the legal conclusions in the examination report are not consistent with the applicable provisions of the Code and the income tax regulations. The Trust timely filed an administrative appeals (the "Trust Protest") challenging the adjustments proposed in the examination report.

6. OTHER ASSETS:

     Other assets include the estimated interest income from the Trust's short-term investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND LIQUIDATION ACTIVITIES.

CAPITAL RESOURCES AND LIQUIDITY

     At March 31, 2003, the Trust owned one retail property (Hylan Plaza Shopping Center, located in Staten Island, New York) as well as cash and certain other assets. The Trust does not intend to make new loans or actively engage in either the mortgage lending or the property acquisition business.

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

     The Trust believes that cash and cash equivalents on hand, proceeds generated by the real estate property that it owns and operates and proceeds from the eventual sale of such property will be sufficient to support the Trust and meet its obligations. As of March 31, 2003, the Trust had approximately $24,586,000 in cash and short-term investments.

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

ITEM 4.  CONTROLS AND PROCEDURES

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits.
          None.

(b)       Reports on Form 8-K.
          The registrant filed one report on Form 8-K during the three-month period ended March 31, 2003.

          On March 6, 2003, registrant filed a Form 8-K reporting that the Internal Revenue Service had issued an examination report in connection with an audit of the 1996 and 1997 income tax returns of the Trust.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ATLANTIC REALTY TRUST
                                      (Registrant)



Date:  May 12, 2003                   /s/ Joel M. Pashcow
                                      -------------------
                                      Name:  Joel M. Pashcow
                                      Title: Chairman and President
                                             (Principal Executive Officer)

Date:  May 12, 2003                   /s/ Edwin R. Frankel
                                      --------------------
                                      Name:  Edwin R. Frankel
                                      Title: Executive Vice President,
                                             Chief Financial Officer
                                             and Secretary
                                             (Principal Financial and
                                             Accounting Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

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

Date:  May 12, 2003



                                        /s/ Joel M. Pashcow
                                      ------------------------------------------
                                      Name: Joel M. Pashcow
                                      Title: Chairman and President
                                              (Principal Executive Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

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



Date:  May 12, 2003



                                     /s/ Edwin R. Frankel
                                    --------------------------------------
                                     Name:   Edwin R. Frankel
                                     Title:  Executive Vice President,
                                             Chief Financial Officer
                                             and Secretary
                                             (Principal Financing and
                                             Accounting Officer)

Exhibit 99.1
To Atlantic Realty Trust
Report of Form 10-Q
March 31, 2003


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned, Chairman and President of Atlantic Realty Trust (the "Company"), hereby certifies, to the best of my knowledge, that the Form 10-Q of the Company for the quarter ended March 31, 2003 (the "Periodic Report") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78(d)) and that the information contained in the Periodic Report fairly represents, in all material respects, the financial condition and results of operations of the Company. The foregoing certification is incorporated solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not intended to be used for any other purpose.


Date:  May 12, 2003



                                       /s/ Joel M. Pashcow
                                     -------------------------------------------
                                      Name:   Joel M. Pashcow
                                      Title:  Chairman and President
                                              (Principal Executive Officer)

Exhibit 99.2
To Atlantic Realty Trust
Report of Form 10-Q
March 31, 2003


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned, Executive Vice President, Chief Financial Officer and Secretary of Atlantic Realty Trust (the "Company"), hereby certifies, to the best of my knowledge, that the Form 10-Q of the Company for the quarter ended March 31, 2003 (the "Periodic Report") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78(d)) and that the information contained in the Periodic Report fairly represents, in all material respects, the financial condition and results of operations of the Company. The foregoing certification is incorporated solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not intended to be used for any other purpose.


Date:  May 12, 2003



                                                 /s/ Edwin R. Frankel
                                              ----------------------------------
                                              Name:    Edwin R. Frankel
                                              Title:   Executive Vice President,
                                                       Chief Financial Officer
                                                       and Secretary
                                                       (Principal Financing and
                                                       Accounting Officer)