Form 10-Q
period 2003-06-30
ATLANTIC REALTY TRUST
filed 2003-08-12
CIK 948975

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
                               -------------------------------------------------
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------   -----------------------

Commission file number 0-27562
                       ---------------------------------------------------------
                              ATLANTIC REALTY TRUST
                       ---------------------------------
           (Exact name of registrant as specified in its charter)

             Maryland                                           13-3849655
-----------------------------------                      -----------------------
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

Yes   X                No
    ------                ------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      The number of shares of beneficial interest, par value $.01 per share, outstanding on August 7, 2003 was 3,561,553.

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

                                                                       PAGE NO.
                                                                       --------

PART I. - FINANCIAL INFORMATION...........................................3

  Item 1. Financial Statements............................................3

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Liquidation Activities............................9

  Item 3. Quantitative and Qualitative Disclosure About Market Risk.......9

  Item 4. Controls and Procedures.........................................9

PART II. - OTHER INFORMATION.............................................10

  Item 1. Legal Proceedings..............................................10

  Item 2. Changes in Securities and Use of Proceeds......................10

  Item 3. Defaults Upon Senior Securities................................10

  Item 4. Submission of Matters to a Vote of Security Holders............10

  Item 5. Other Information..............................................10

  Item 6. Exhibits and Reports on Form 8-K...............................11

  Signatures.............................................................11

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.


                      ATLANTIC REALTY TRUST AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)


                                          June 30, 2003     December 31, 2002
                                          -------------     -----------------
                                           (unaudited)

            ASSETS

Investment in Real Estate.............    $ 44,262,583         $ 43,929,250
Cash and Short-Term Investments.......      24,055,032           22,677,679
Other Assets..........................         288,000              270,000
                                          ------------         ------------
Total Assets..........................      68,605,615           66,876,929
                                          ------------         ------------


          LIABILITIES

Estimated Costs of Liquidation........       5,010,469            4,971,363
                                          ------------         ------------


NET ASSETS IN LIQUIDATION.............    $ 63,595,146         $ 61,905,566
                                          ============         ============




               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)
                                   (UNAUDITED)

                                             For the Period      For the Period
                                             April 1, 2003      January 1, 2003
                                            to June 30, 2003    to June 30, 2003
                                            ----------------    ----------------

Net Assets in Liquidation
  Beginning of Period.....................    $ 63,913,849       $ 61,905,566
Adjustments to Reflect
  Liquidation Basis of Accounting.........        (318,703)         1,689,580
                                             -------------       ------------
Net Assets in Liquidation End of Period...    $ 63,595,146       $ 63,595,146
                                             =============       ============






                                             For the Period      For the Period
                                             April 1, 2002      January 1, 2002
                                            to June 30, 2002    to June 30, 2002
                                            ----------------    ----------------

Net Assets in Liquidation
  Beginning of Period.....................    $ 58,961,967       $ 57,856,129
Adjustments to Reflect
  Liquidation Basis of Accounting.........          62,473          1,168,311
                                             -------------       ------------
Net Assets in Liquidation End of Period...    $ 59,024,440       $ 59,024,440
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

2. INVESTMENT IN REAL ESTATE:


                                              ESTIMATED NET REALIZED VALUE
PROPERTY          LOCATION               JUNE 30, 2003(a)   DECEMBER 31, 2002(b)
--------          --------               ----------------   --------------------
Hylan Shopping    Staten Island, NY         $44,262,583          $43,929,250
Center

-----------
(a) Includes estimated cash flows using a disposition period of 10 months. Realized value may differ depending on actual disposition results and time period.

(b) Includes estimated cash flows using a disposition period of 9 months. Realized value may differ depending on actual disposition results and time period.

      The operations of the Trust and the Hylan Shopping Center for the six months ended June 30, 2003 and June 30, 2002 are as follows:

                                                    Six Months      Six Months
                                                       Ended           Ended
                                                   June 30, 2003   June 30, 2002
                                                   -------------   -------------
Rental Income ...................................   $ 2,187,140     $ 2,122,054
Expense Reimbursements ..........................     1,245,083         902,047
Interest from Short-Term Investments ............       134,589         162,607
Other ...........................................         1,496           2,191
                                                    -----------     -----------
                                                      3,568,308       3,188,899
Operating Property Expenses .....................     1,495,842       1,153,458
Depreciation ....................................       173,170         129,500
General and Administrative ......................     1,003,938         805,163
                                                    -----------     -----------
                                                      2,672,950       2,088,121
                                                    -----------     -----------
Net Income ......................................   $   895,358     $ 1,100,778
                                                    ===========     ===========

3. SHARES OUTSTANDING:

      The weighted average number of shares of beneficial interest outstanding for the periods ending June 30, 2003 and 2002 was 3,561,553.

4. CASH AND SHORT-TERM INVESTMENTS:

      Cash and short-term investments at June 30, 2003 consist primarily of a certificate of deposit at a major New York bank of $23,500,000, purchased with an original maturity of three months or less, bearing interest at a fixed rate of 1.15%.

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

      As of June 30, 2003, the Trust has not been required to perform its indemnity obligation with respect to the RPS Tax Issues other than with respect to the payment of legal fees and expenses incurred in connection with the IRS' ongoing examination. On March 1, 1999, the IRS revenue agent conducting the examination issued his examination report (the "Original Revenue Agent's Report") with respect to the tax issues in the RPS Tax Audit, including the RPS Tax Issues. The Original Revenue Agent's Report set forth a number of positions which the IRS examining agent took with respect to the RPS Tax Issues for the years that are subject to the RPS Tax Audit, which Special Tax Counsel to the Continuing Trustees believes are not consistent with applicable law and regulations of the IRS. One of the positions, the acquisition of assets by RPS that could be viewed as non-qualifying assets for REIT purposes, has been addressed in the opinion letter of counsel referred to above. In addition, the IRS revenue agent proposed to disallow the deductions for bad debts and certain other items claimed by RPS in the years under examination. In reaching his conclusion with respect to the deduction for bad debts, the IRS revenue agent disregarded the fact that the values actually obtained for the assets corresponded to the values used by RPS in determining its bad debt deductions for financial reporting purposes. The issuance of the Original Revenue Agent's Report constituted only the first step in the IRS administrative process for determining whether there is any deficiency in RPS' tax liability for the years at issue and any adverse determination by the IRS revenue agent is subject to administrative appeal with the IRS and, thereafter, to judicial review. RPS filed an administrative appeal (the "Protest") challenging the findings contained in the Original Revenue Agent's Report. The appellate conferee to whom the administrative appeal was assigned reviewed the Original Revenue Agent's Report and the Protest and, rather than considering the appeal further, returned the case to the revenue agent for further factual development. During a meeting with the Special Tax Counsel to the Continuing Trustees, the appellate conferee indicated that, even assuming the assertions in the Original Revenue Agent's Report justified the disallowances, he was required to return the case to the revenue agent because the facts necessary to sustain the assertions in the Report had not been established to the degree necessary to permit the consideration of the case on appeal. In response, the revenue agent requested information in accordance with the directions of the appellate conferee and, although much of the information was examined by the agent previously, RPS responded to the new request.

      On October 29, 2001, the IRS issued a new Revenue Agent's Report (the "New Revenue Agent's Report") with respect to the issues presented by the Tax Audit. The amount of the proposed adjustments to the taxable income of RPS and the amount of the additional taxes asserted as being due from RPS, for the years under examination in the New Revenue Agent's Report, include all of the amounts included in the Original Revenue Agent's Report. In addition, the IRS has proposed to disallow the loss claimed by RPS on the disposition of the fee title interest in a property (acquired by RPS in 1992 at foreclosure) that was made to an unrelated third-party. This results in the disallowance of a loss claimed by RPS in 1994 in the approximate amount of $1,810,000. The New Revenue Agent's Report asserts additional grounds in support of the disallowance of the RPS bad debt deductions in the years under examination. If all of the positions taken in the New Revenue Agent's Report were to be sustained, RPS, with funds which could be supplied by the Trust, would have to distribute up to approximately $16.5 million to its shareholders, in accordance with the procedures for deficiency dividends, in order to preserve its status as a REIT and could, in addition, be subject to taxes, interest and penalties up to approximately $45.2 million through June 30, 2003. The Trust has been advised that Ramco-Gershenson Properties Trust timely filed a new administrative appeal (the "New Protest") challenging the determinations made and discussions between Special Tax Counsel to the Continuing Trustees and the IRS appellate conferees are ongoing.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND LIQUIDATION ACTIVITIES.

CAPITAL RESOURCES AND LIQUIDITY

      At June 30, 2003, the Trust owned one retail property (Hylan Plaza Shopping Center, located in Staten Island, New York) as well as cash and certain other assets. The Trust does not intend to make new loans or actively engage in either the mortgage lending or the property acquisition business.

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

      The Trust believes that cash and cash equivalents on hand, proceeds generated by the real estate property that it owns and operates and proceeds from the eventual sale of such property will be sufficient to support the Trust and meet its obligations. As of June 30, 2003, the Trust had approximately $24,055,000 in cash and short-term investments.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Annual Meeting of Shareholders of the Trust was held on May 21,2003 to elect six trustees to sit on the Board of Trustees of the Trust (the "Board") until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified, and (ii) to ratify the selection by the Board of Deloitte & Touche LLP as the independent auditors of the Trust for the fiscal year commencing January 1, 2003.

      On the first proposal, the vote of the Shareholders was as follows:

      NOMINEE                       FOR           WITHHELD         ABSTAIN
      --------------------------------------------------------------------

      Stephen R. Blank           3,012,645         18,252            --

      Edward Blumenfeld          3,012,509         18,388            --

      Edwin J. Glickman          3,011,952         18,945            --

      Arthur H. Goldberg         2,345,420        685,477            --

      Joel M. Pashcow            3,012,637         18,260            --

      William A. Rosoff          3,012,672         18,225            --

      On the second proposal, the Shareholders voted to ratify the selection by the Board of Deloitte & Touche LLP as the independent auditors of the Trust. There were 3,009,870 votes for, 15,251 votes against and 5,776 votes abstained.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits.
      None.
(b)   Reports on Form 8-K.
      The registrant has not filed any reports on Form 8-K during the three-month period ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ATLANTIC REALTY TRUST
                                        (Registrant)



Date:  August 12, 2003                  /s/ Joel M. Pashcow
                                        -------------------
                                        Name:  Joel M. Pashcow
                                        Title: Chairman and President
                                               (Principal Executive Officer)

Date:  August 12, 2003                  /s/ Edwin R. Frankel
                                        --------------------
                                        Name:  Edwin R. Frankel
                                        Title: Executive Vice President,
                                               Chief Financial Officer
                                               and Secretary
                                               (Principal Financial and
                                               Accounting Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

     c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 12, 2003



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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

     c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 12, 2003



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

Exhibit 99.1
To Atlantic Realty Trust
Report of Form 10-Q
June 30, 2003


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


Date:  August 12, 2003



                                            /s/ Joel M. Pashcow
                                          -----------------------------------
                                          Name:  Joel M. Pashcow
                                          Title: Chairman and President
                                                 (Principal Executive
                                                 Officer)

Exhibit 99.2
To Atlantic Realty Trust
Report of Form 10-Q
June 30, 2003


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


Date:  August 12, 2003



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