Form 10-Q
period 2003-09-30
ATLANTIC REALTY TRUST
filed 2003-11-13
CIK 948975

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
                               ------------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------  -----------------------

Commission file number 0-27562
                       --------------------------------------------------------
                              ATLANTIC REALTY TRUST
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Maryland                                13-3849655
---------------------------------------------       ---------------------------
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

Yes      X           No
    -----------         -----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         The number of shares of beneficial interest, par value $.01 per share, outstanding on November 3, 2003 was 3,561,553.

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

                                                                        PAGE NO.
                                                                        --------

PART I. - FINANCIAL INFORMATION................................................3

   Item 1. Financial Statements................................................3

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Liquidation Activities................................9

   Item 3. Quantitative and Qualitative Disclosure About Market Risk...........9

   Item 4. Controls and Procedures............................................9

PART II. - OTHER INFORMATION..................................................10

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

   Item 4. Submission of Matters to a Vote of Security Holders................10

   Item 5. Other Information..................................................10

   Item 6. Exhibits and Reports on Form 8-K...................................10

   Signatures.................................................................11

                         PART I. - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                      ATLANTIC REALTY TRUST AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)


                                          September 30, 2003   December 31, 2002
                                          ------------------   -----------------
                                               (unaudited)
                 ASSETS
Investment in Real Estate.................  $   44,075,083    $   43,929,250
Cash and Short-Term Investments...........      25,004,332        22,677,679
Other Assets..............................         265,100           270,000
                                            --------------    --------------
Total Assets..............................      69,344,515        66,876,929
                                            --------------    --------------




               LIABILITIES
Estimated Costs of Liquidation............       5,055,469         4,971,363
                                            --------------    --------------


NET ASSETS IN LIQUIDATION.................  $   64,289,046    $   61,905,566
                                            ==============    ==============





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)
                                   (UNAUDITED)


                                                         For the Period                  For the Period
                                                          July 1, 2003                  January 1, 2003
                                                      to September 30, 2003          to September 30, 2003
                                                      ---------------------          ---------------------
Net Assets in Liquidation
    Beginning of Period.............................      $     63,595,146             $     61,905,566
Adjustments to Reflect
    Liquidation Basis of Accounting.................               693,900                    2,383,480
                                                          ----------------             ----------------
Net Assets in Liquidation End of Period.............      $     64,289,046             $     64,289,046
                                                          ================             ================






                                                          For the Period                  For the Period
                                                           July 1, 2002                  January 1, 2002
                                                       to September 30, 2002          to September 30, 2002
                                                       ---------------------          ---------------------
Net Assets in Liquidation
    Beginning of Period.............................      $     59,024,440             $     57,856,129
Adjustments to Reflect
    Liquidation Basis of Accounting.................             3,283,094                    4,451,405
                                                          ----------------             ----------------
Net Assets in Liquidation End of Period.............      $     62,307,534             $     62,307,534
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

2.  INVESTMENT IN REAL ESTATE:



                                                   ESTIMATED NET REALIZED VALUE
PROPERTY                 LOCATION            SEPTEMBER 30, 2003(a)       DECEMBER 31, 2002(b)
--------                 --------            ----------------------      --------------------
Hylan Shopping Center    Staten Island, NY        $44,075,083                 $43,929,250

----------------
   (a) Includes estimated cash flows using a disposition period of 10 months Realized value may differ depending on actual disposition results and time period.

   (b) Includes estimated cash flows using a disposition period of 9 months. Realized value may differ depending on actual disposition results and time period.

         The operations of the Trust and the Hylan Shopping Center for the nine months ended September 30, 2003 and September 30, 2002 are as follows:


                                                                Nine Months           Nine Months
                                                                   Ended                 Ended
                                                             September 30, 2003    September 30, 2002
                                                             ------------------    ------------------
Rental Income.........................................       $   3,395,104           $   3,233,030
Expense Reimbursements................................           1,859,921               1,399,889
Interest from Short-Term Investments .................             193,909                 236,601
Other.................................................               2,481                   5,889
                                                             -------------           -------------
                                                                 5,451,415               4,875,409
                                                             -------------           -------------
Operating Property Expenses...........................           2,451,396               1,753,263
Depreciation..........................................             259,755                 194,250
General and Administrative............................           1,517,524               1,267,554
                                                             -------------           -------------
                                                                 4,228,675               3,215,067
                                                             -------------           -------------
Net Income............................................       $   1,222,740           $   1,660,342
                                                             =============           =============

3.  SHARES OUTSTANDING:

         The weighted average number of shares of beneficial interest outstanding for the periods ending September 30, 2003 and 2002 was 3,561,553.

4.  CASH AND SHORT-TERM INVESTMENTS:

         Cash and short-term investments at September 30, 2003 consist primarily of a certificate of deposit at a major New York bank of $24,100,000, purchased with an original maturity of three months or less, bearing interest at a fixed rate of 1.10%.

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

         As of September 30, 2003, the Trust has not been required to perform its indemnity obligation with respect to the RPS Tax Issues other than with respect to the payment of legal fees and expenses incurred in connection with the IRS' ongoing examination. On March 1, 1999, the IRS revenue agent conducting the examination issued his examination report (the "Original Revenue Agent's Report") with respect to the tax issues in the RPS Tax Audit, including the RPS Tax Issues. The Original Revenue Agent's Report set forth a number of positions which the IRS examining agent took with respect to the RPS Tax Issues for the years that are subject to the RPS Tax Audit, which Special Tax Counsel to the Continuing Trustees believes are not consistent with applicable law and regulations of the IRS. One of the positions, the acquisition of assets by

RPS that could be viewed as non-qualifying assets for REIT purposes, has been addressed in the opinion letter of counsel referred to above. In addition, the IRS revenue agent proposed to disallow the deductions for bad debts and certain other items claimed by RPS in the years under examination. In reaching his conclusion with respect to the deduction for bad debts, the IRS revenue agent disregarded the fact that the values actually obtained for the assets corresponded to the values used by RPS in determining its bad debt deductions for financial reporting purposes. The issuance of the Original Revenue Agent's Report constituted only the first step in the IRS administrative process for determining whether there is any deficiency in RPS' tax liability for the years at issue and any adverse determination by the IRS revenue agent is subject to administrative appeal with the IRS and, thereafter, to judicial review. RPS filed an administrative appeal (the "Protest") challenging the findings contained in the Original Revenue Agent's Report. The appellate conferee to whom the administrative appeal was assigned reviewed the Original Revenue Agent's Report and the Protest and, rather than considering the appeal further, returned the case to the revenue agent for further factual development. During a meeting with the Special Tax Counsel to the Continuing Trustees, the appellate conferee indicated that, even assuming the assertions in the Original Revenue Agent's Report justified the disallowances, he was required to return the case to the revenue agent because the facts necessary to sustain the assertions in the Report had not been established to the degree necessary to permit the consideration of the case on appeal. In response, the revenue agent requested information in accordance with the directions of the appellate conferee and, although much of the information was examined by the agent previously, RPS responded to the new request.

         On October 29, 2001, the IRS issued a new Revenue Agent's Report (the "New Revenue Agent's Report") with respect to the issues presented by the Tax Audit. The amount of the proposed adjustments to the taxable income of RPS and the amount of the additional taxes asserted as being due from RPS, for the years under examination in the New Revenue Agent's Report, include all of the amounts included in the Original Revenue Agent's Report. In addition, the IRS has proposed to disallow the loss claimed by RPS on the disposition of the fee title interest in a property (acquired by RPS in 1992 at foreclosure) that was made to an unrelated third-party. This results in the disallowance of a loss claimed by RPS in 1994 in the approximate amount of $1,810,000. The New Revenue Agent's Report asserts additional grounds in support of the disallowance of the RPS bad debt deductions in the years under examination. If all of the positions taken in the New Revenue Agent's Report were to be sustained, RPS, with funds which could be supplied by the Trust, would have to distribute up to approximately $16.5 million to its shareholders, in accordance with the procedures for deficiency dividends, in order to preserve its status as a REIT and could, in addition, be subject to taxes, interest and penalties up to approximately $46.1 million through September 30, 2003. The Trust has been advised that Ramco-Gershenson Properties Trust timely filed a new administrative appeal (the "New Protest") challenging the determinations made and discussions between Special Tax Counsel to the Continuing Trustees and the IRS appellate conferees are ongoing.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND LIQUIDATION ACTIVITIES.

CAPITAL RESOURCES AND LIQUIDITY

         At September 30, 2003, the Trust owned one retail property (Hylan Plaza Shopping Center, located in Staten Island, New York) as well as cash and certain other assets. The Trust does not intend to make new loans or actively engage in either the mortgage lending or the property acquisition business.

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

         The Trust believes that cash and cash equivalents on hand, proceeds generated by the real estate property that it owns and operates and proceeds from the eventual sale of such property will be sufficient to support the Trust and meet its obligations. As of September 30, 2003, the Trust had approximately $25,004,000 in cash and short-term investments.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits.
          None.

(b)       Reports on Form 8-K.
          The registrant has not filed any reports on Form 8-K during the three-month period ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ATLANTIC REALTY TRUST
                                     (Registrant)



Date:  November 5, 2003              /s/ Joel M. Pashcow
                                     -------------------
                                     Name: Joel M. Pashcow
                                     Title: Chairman and President
                                            (Principal Executive Officer)

Date:  November 5, 2003              /s/ Edwin R. Frankel
                                     --------------------
                                     Name: Edwin R. Frankel
                                     Title: Executive Vice President,
                                            Chief Financial Officer
                                            and Secretary
                                            (Principal Financial and Accounting
                                            Officer)

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

Date:  November 5, 2003



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

Date:  November 5, 2003



                                             /s/ Edwin R. Frankel
                                           -------------------------------------
                                           Name:   Edwin R. Frankel
                                           Title:  Executive Vice President,
                                                   Chief Financial Officer
                                                   and Secretary
                                                   (Principal Financing and
                                                   Accounting Officer)

Exhibit 99.1
To Atlantic Realty Trust
Report of Form 10-Q
September 30, 2003


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned, Chairman and President of Atlantic Realty Trust (the "Company"), hereby certifies, to the best of my knowledge, that the Form 10-Q of the Company for the quarter ended September 30, 2003 (the "Periodic Report") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78(d)) and that the information contained in the Periodic Report fairly represents, in all material respects, the financial condition and results of operations of the Company. The foregoing certification is incorporated solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not intended to be used for any other purpose.


Date:  November 5, 2003



                                           /s/ Joel M. Pashcow
                                         ---------------------------------------
                                         Name:   Joel M. Pashcow
                                         Title:  Chairman and President
                                                 (Principal Executive Officer)

Exhibit 99.2
To Atlantic Realty Trust
Report of Form 10-Q
September 30, 2003


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned, Executive Vice President, Chief Financial Officer and Secretary of Atlantic Realty Trust (the "Company"), hereby certifies, to the best of my knowledge, that the Form 10-Q of the Company for the quarter ended September 30, 2003 (the "Periodic Report") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78(d)) and that the information contained in the Periodic Report fairly represents, in all material respects, the financial condition and results of operations of the Company. The foregoing certification is incorporated solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not intended to be used for any other purpose.


Date:  November 5, 2003



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