Form 10-K
period 2003-12-31
ATLANTIC REALTY TRUST
filed 2004-03-24
CIK 948975

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
  [X]                 ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2003
                          ------------------------------------------------------

                                       OR

  [ ]                 TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ______________ TO __________________

                  COMMISSION FILE NUMBER 0-27562
                                         ---------------------------------------


                              ATLANTIC REALTY TRUST
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Maryland                                       13-3849655
----------------------------------------            ----------------------------
     State or other jurisdiction of                       (IRS Employer
     Incorporation or organization                      Identification No.)


     747 Third Avenue, New York, NY                           10017
----------------------------------------            ----------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code 212-702-8561
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered

Common Shares of Beneficial Interest,             NASDAQ SmallCap Market
----------------------------------------     --------------------------------
     $0.01 Par Value Per Share
----------------------------------------


           Securities registered pursuant to Section 12(g)of the Act:

                                      None
--------------------------------------------------------------------------------
                                 Title of class

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[]

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No[X]

       Aggregate market value of the Shares of Beneficial Interest held by non-affiliates of the registrant as of June 30, 2003: approximately $22,865,934.

       Approximately 3,561,553 Shares of Beneficial Interest of the Registrant were outstanding as of March 2, 2004.

                                TABLE OF CONTENTS

                                                                                                          Page

PART I.....................................................................................................1
     Item 1.   Business....................................................................................1
     Item 2.   Properties..................................................................................7
     Item 3.   Legal Proceedings...........................................................................7
     Item 4.   Submission of Matters to a Vote of Security Holders.........................................7

PART II....................................................................................................7
     Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.......................7
     Item 6.   Selected Financial Data.....................................................................8
     Item 7.   Management's Discussion and Analysis of Financial Condition and Liquidation Activities......9
     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..................................9
     Item 8.   Financial Statements and Supplementary Data................................................10
     Item 9.   Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.......10
     Item 9A.  Controls and Procedures....................................................................10

PART III..................................................................................................11
     Item 10.   Directors and Executive Officers of the Registrant........................................11
     Item 11.   Executive Compensation....................................................................14
     Item 12.   Security Ownership of Certain Beneficial Owners and Management............................16
     Item 13.   Certain Relationships and Related Transactions............................................17
     Item 14.   Principal Accountant Fees and Services....................................................17

PART IV...................................................................................................17
     Item 15.   Exhibits, Financial Statement Schedules, and Reports On Form 8-K..........................17

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

WHEN  USED  IN  THIS  ANNUAL  REPORT  ON  FORM  10-K,   THE  WORDS   "BELIEVES,"
"ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, WITHOUT LIMITATION, THOSE STATEMENTS RELATING TO THE "RPS TRUST ISSUES" AND THE "TRUST AUDIT" DISCUSSED IN ITEM 1 OF THIS ANNUAL REPORT ON FORM 10-K, STATEMENTS SET FORTH IN THE SECTION CAPTIONED "RISK FACTORS" IN THE TRUST'S REGISTRATION STATEMENT ON FORM 10 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 28, 1996 (FILE NO. 0-27562) AND STATEMENTS IN THE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" OF THIS ANNUAL REPORT ON FORM 10-K. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE TRUST UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

       Under the provisions of its Declaration of Trust, the Trust was to continue for a period of 18 months from May 10, 1996, during which time it was to reduce to cash or cash equivalents the Trust Assets and either (i) make a liquidating distribution to its shareholders or (ii) agree to merge or combine operations with another real estate entity, in either case, as soon as practicable following the Distribution and within such 18-month period. Such 18-month period was subject to extension if (i) the Trust had not achieved its objective and the holders of at least two-thirds of the outstanding Shares approved the extension of such date or (ii) a contingent tax liability relating to RPS that has been assumed by the Trust had not been satisfactorily resolved. Because the RPS Tax Issues and the Trust Audit (each as defined below) have not yet been satisfactorily resolved, the Trust has continued its business past such 18-month period. The Trust cannot currently estimate the timing of the future satisfactory resolution of the Trust Audit. Accordingly, the Trust will continue until there is a final determination of this issue. Upon obtaining a satisfactory resolution to the Trust Audit and liquidating the Trust's remaining assets, any liquidating distribution effected by the Trust would be subject to the satisfaction of the Trust's liabilities to its creditors. In the event that at the end of this period, the Trust is unable to achieve its business objectives, the members (the "Trustees") of the Trust's board of trustees (the "Board of Trustees") will appoint an independent third party to liquidate the Trust's remaining assets.

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

       The Trust was organized for the purpose of qualifying as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Trust will elect to qualify as a REIT for the year ended December 31, 2003 and intends to operate so as to continue to qualify as a REIT.

       As of December 31, 2003, the Trust had six employees.

DESCRIPTION OF TRUST ASSETS

       As of December 31, 2003, the Trust owned and operated one real property, the Hylan Center and held short-term investments in the principal amount of approximately $22,500,000, consisting primarily of a certificate of deposit at a major New York bank.

REAL PROPERTY INVESTMENT

       THE HYLAN PLAZA SHOPPING CENTER. At December 31, 2003, the Trust held an equity investment in one property, the Hylan Center. The Hylan Center is a one-story community shopping center located in Staten Island, New York which was acquired by the Trust in April,

1996. The Hylan Center contains approximately 359,000 square feet of leasable space approximately 99% of which was leased and occupied as of December 31, 2003. Major tenants (i.e., tenants who accounted for 10% or more of the leasable space as of December 31, 2003) include K-Mart Corp., a department store chain ("K-Mart"), Pathmark Stores, Inc. ("Pathmark"), and the Toys "R" Us -- NY L.L.C., a retail toy store chain ("Toys "R" Us"). These three tenants lease approximately 104,000, 60,000 and 42,000 square feet, respectively, which constitutes 29%, 17% and 12%, respectively, of the total leasable space. The K-Mart lease expires in January 2007 and provides for annual base rental payments of approximately $235,000; the Pathmark lease expires in January 2007 and provides for annual base rental payments of approximately $579,000; and the Toys "R" Us lease expires in October 2005 and provides for annual base rental payments of approximately $90,000. The K-Mart lease contains two 5-year tenant renewal options; the Pathmark lease contains six 5-year tenant renewal options; and the Toys "R" Us lease contains one 10-year tenant renewal option. Leases for approximately 35,000 square feet are due to expire on or prior to December 31, 2004. The approximate base rental revenue as of December 31, 2003 was approximately $4,422,000. The average base rental revenue per leased square foot as of December 31, 2003 was $12.33, excluding percentage rent and similar provisions. The Trust believes the property is adequately covered by insurance. As of December 31, 2003, the estimated net realizable value of the Hylan Center was approximately $44,144,000, including estimated cash flows using a disposition period of 9 months. Realized values may differ depending on actual disposition results and time periods.

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

       The Trust may invest the proceeds derived from the sale or other disposition of the Trust Assets in pass-through, mortgage-backed certificates, mortgage participation certificates and mortgage-backed securities, all or some of which instruments may be guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. Such instruments produce qualifying income for REIT qualification purposes and also satisfy the requirements of the 75% Asset Test. A REIT is also required to distribute at least 90% of its REIT Taxable Income (as defined in the Code) to its shareholders.

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

       In connection with the Spin-Off Transaction, the Trust assumed all tax liability arising out of the RPS Tax Issues (other than liability that relates to events occurring or actions taken by RPS following the date of the Spin-Off Transaction) pursuant to a tax agreement, dated May 10, 1996, by and between RPS and the Trust (the "Tax Agreement"). Such agreement provides that RPS (now named Ramco-Gershenson Properties Trust), under the direction of four trustees, three of whom are also trustees of the Trust (the "Continuing Trustees") and not the Trust, will control, conduct and effect the settlement of any tax claims against RPS relating to the RPS Tax Issues. Accordingly, the Trust did not have any control as to the timing of the resolution or disposition of any such claims.

       In December 2003, Ramco-Gershenson Properties Trust and the Internal Revenue Service entered into a closing agreement ("Closing Agreement") with respect to all of the issues raised by the Internal Revenue Service in connection with RPS Audit. As a condition of the Closing Agreement, Ramco-Gershenson Properties Trust was obligated to pay deficiency dividends (under Code Sec. 860) with respect to its 1992 and 1993 taxable year in amounts not less than $1,386,503 with respect to the 1992 taxable year and $809,010 with respect to the 1993 taxable year. In addition, Ramco-Gershenson Properties Trust is obligated to pay a deficiency in its income taxes with respect to the period covered by the RPS Audit equal to $770,258, plus interest calculated at the statutory rate on the amount of the deficiency and the amount of the deficiency dividends. The aggregate amount of the deficiency dividends, income tax deficiency and interest on these amounts is approximately $7,400,000. Although the Closing Agreement provides that the election of Ramco-Gershenson Properties Trust to be taxed as a "real estate investment trust" was terminated with respect to its 1994 and 1995 taxable years, it also provides that Ramco-Gershenson Properties Trust will be treated as having reelected to be taxed as a "real estate investment trust" with respect to its taxable year beginning January 1, 1996 and that the termination of its election to be taxed as a "real estate investment trust" will not prohibit it or any successor entity (which includes the Trust) from electing to be taxed as a "real estate investment trust" on or after January 1, 1996.

       The Trust remains obligated under the Tax Agreement to assume certain liabilities relating to the RPS Tax Issues. The Trust established a special committee (the "Special Committee regarding RPS Tax Issues") comprised of the two Trustees who are not Continuing Trustees or otherwise affiliated with Ramco-Gershenson Properties Trust to act on behalf of the Trust in evaluating the position of the Trust with respect to the RPS Tax Issues and to represent the Trust with respect to any claims asserted by Ramco-Gershenson Properties Trust for contribution arising out of the Closing Agreement. On January 21, 2004, the Trust contributed $2,200,091 in respect of the deficiency dividend required to be paid pursuant to the Closing Agreement. The Trust will be obligated to make additional payments with respect to the RPS Tax Issues and the Closing Agreement as a result of its obligations under the Tax Agreement. In the event the Trust is presented with further requests or claims for payment or reimbursement arising in connection with the RPS Tax Issues and the Closing Agreement, the Special Committee regarding RPS Tax Issues will evaluate the Trust's further obligations at the time of its receipt of any such claim or request.

       On February 21, 2003, the IRS issued an examination report to the Trust with respect to the 1996 and 1997 taxable years of the Trust ("Trust Audit"). This examination report proposes to disallow all of the loss deductions claimed by the Trust upon the disposition of Trust Assets during that period. In addition, the examination report proposes to increase the REIT taxable income of the Trust during 1996 and 1997 on account of two items reported on the Trust's tax returns for which the Trust did not claim any taxable loss or deduction. Counsel to the Trust has advised that the examination report contains numerous errors of fact with respect to the operations of the Trust and that the legal conclusions in the examination report are not consistent with the applicable provisions of the Code and the income tax regulations. The Trust timely filed an administrative appeals (the "Trust Protest") challenging the adjustments proposed in the examination report.

       Apart from transferring the responsibility of the Trust's appeal of the examination report to the IRS appeals office having jurisdiction for this case, no action has yet been taken by the IRS with respect to the Trust's Protest to the disallowances proposed in the examination report issued to the Trust.

FIRST UNION PROPOSAL

       On January 12, 2004, First Union Real Estate Equity and Mortgage Investments, an Ohio business trust ("First Union"), and Michael L. Ashner, the Chief Executive Officer of First Union (together with First Union, the "First Union Group"), filed a Statement of Beneficial Ownership on Schedule 13D (the "Schedule 13D") pursuant to which the First Union Group reported, among other things, that it had made a formal proposal to the Trust to merge the Trust with and into First Union or one of its subsidiaries (the "First Union Proposal").

       The First Union Proposal contemplates that each share of beneficial interest in the Trust (a "Trust Share") would receive aggregate consideration of $16.25 per Trust Share. Such amount would be payable, at the election of each shareholder of the Trust (a "Trust Shareholder"), in cash or in exchange for First Union's Series A cumulative convertible redeemable preferred shares of beneficial interest (the "First Union Preferred Shares") at a rate of 0.65 First Union Preferred Shares per Trust Share. In the event that Trust Shareholders holding more than 1,901,760 Trust Shares in the aggregate elect to receive First Union Preferred Shares, such Trust Shareholders would receive (i) a number of First Union Preferred Shares equal to (a) 0.65 multiplied by (b) a fraction, the numerator of which is 1,901,760 and the denominator of which is the total number of Trust Shares to be exchanged for First Union Preferred Shares and (ii) cash equal to (x) $16.25 multiplied by (y) a fraction, the numerator of which is the number of Trust Shares to be exchanged for First Union Preferred Shares less 1,901,760 and the denominator of which is the number of Trust Shares to be exchanged for First Union Preferred Shares. The consideration payable would be subject to upward or downward adjustment based on the Trust's projected post-closing net cash balance, information obtained through First Union's due diligence process and any stock splits, issuances, repurchases, reclassifications and other transactions affecting the value of the Trust.

       On January 13, 2004, the Board of Trustees of the Trust (the "Board") held a meeting to discuss the First Union Proposal and the process it would undertake to evaluate it. The Board resolved to form a special committee of disinterested directors consisting of Messrs. Glickman, Blank and Pashcow (the "Special Committee") to consider any bona fide offer or acquisition proposal made for the Trust and to ensure that all reasonable steps are taken to maximize shareholder value while having regard to the Trust's existing contractual obligations. Among other things, the Board instructed the Special Committee to
(i) review, negotiate and make recommendations to the Board with respect to the First Union Proposal, (ii) conduct such other investigation of the First Union Proposal, First Union and the Trust as may be necessary to determine whether the First Union Proposal is in the best interests of Trust Shareholders and (iii) investigate other strategic alternatives available to the Trust.

       On January 26, 2004, the Special Committee held an organizational meeting and commenced its evaluation of the First Union Proposal as directed by the Board. In addition, the Special Committee has retained an independent real estate brokerage firm to conduct a valuation of the Trust's sole asset, the Hylan Shopping Center located in Staten Island, New York. In connection with the valuation process that has commenced with respect to the Hylan Shopping Center, management expects the valuation of the property will be higher than the current valuation of approximately $44.1 million (based on an appraisal dated October 8, 2002) included in the Trust's Consolidated Statements of Assets in Liquidation.

       As of the date of this filing, the Special Committee has made no determination as to whether the Trust will or should engage in a transaction of the type contemplated by the First Union Proposal, whether on the terms of the First Union Proposal or otherwise, and there can be no assurance that the Trust will accept any acquisition proposal or that any such proposal, if accepted, will result in the consummation of a transaction.

SEGMENT INFORMATION

       The Trust considers its business to include one industry segment, investment in real estate.

ITEM 2. PROPERTIES.

       The Trust leases approximately 4,100 square feet of office space at 747 Third Avenue, New York, New York at an annual base rent of approximately $264,000. This lease will expire on October 31, 2004. In addition, the Trust owns and operates the Hylan Center property described under Item 1.

ITEM 3. LEGAL PROCEEDINGS.

       There are no material pending legal proceedings other than ordinary routine litigation incidental to the business (including without limitation, foreclosure proceedings), against or involving the Trust or its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       The Trust did not submit any matter to a vote of its shareholders during the fourth quarter of 2003.

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

                                              HIGH                      LOW
                                              ----                      ---

First Quarter 2002                           $8.70                    $7.89

Second Quarter 2002                          $9.40                    $8.03

Third Quarter 2002                          $11.40                    $9.25

Fourth Quarter 2002                         $11.05                    $9.38

First Quarter 2003                          $11.10                    $9.75

Second Quarter 2003                         $12.61                    $9.75

Third Quarter 2003                          $14.00                   $10.81

Fourth Quarter 2003                         $16.94                   $11.99


(B) APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                                                             Approximate Number
                                                             of Record Holders
Title of Class                                             (As of March 2, 2004)
--------------                                             ---------------------
Shares of beneficial interest, $.01 par value                      2,071
                                                           ---------------------
(C) DIVIDEND INFORMATION

       Under the Code, a REIT must meet certain qualifications including a requirement that it distribute annually to its shareholders at least 90% of its REIT Taxable Income. The Trust has continued the cash distribution policy of the predecessor programs by making quarterly distributions to its shareholders in amounts such that annual distributions equal 100% of REIT Taxable Income, thereby complying with the distribution requirements of the federal income tax laws applicable to REITs. See "Qualification as a REIT" in Item 1 above.

       The Trust paid distributions of $.46, $.62 and $.76 per share for the years ended December 31, 2003, 2002 and 2001 respectively. Such distributions represent ordinary income for income tax purposes.

ITEM 6. SELECTED FINANCIAL DATA.

       The following tables set forth certain selected historical information for the Trust. The financial information should be read in conjunction with the financial statements and notes thereto included herein.

ATLANTIC REALTY TRUST                                12/31/03          12/31/02        12/31/01         12/31/00         12/31/99
                                                   ------------     ------------     ------------     ------------     ------------
Statement of Net Assets
In Liquidation:
        Total Assets                               $ 67,607,443     $ 66,876,929     $ 63,286,177     $ 62,691,522     $ 61,826,132
        Total Liabilities                          $ 12,547,752     $  4,971,363     $  5,430,048     $  4,545,181     $  4,394,443
        Net Assets in Liquidation                  $ 55,059,691     $ 61,905,566     $ 57,856,129     $ 58,146,371     $ 57,431,689

Statement of Changes in
Net Assets in Liquidation:
Increase (Decrease)

                Distributions Paid                   (1,638,314)      (2,208,163)      (2,706,780)      (3,062,936)        (997,235)
Adjustments to Reflect Liquidation
Basis of Accounting                                  (5,207,561)       6,257,600        2,416,538        3,777,618        2,217,035
Net Change in Net Assets in Liquidation            $ (6,845,875)    $  4,049,437     $   (290,242)    $    714,682     $  1,219,800

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND LIQUIDATION ACTIVITIES.

CAPITAL RESOURCES AND LIQUIDITY -- ATLANTIC REALTY TRUST

       The Trust's primary objective has been to liquidate its assets in an eighteen-month period from the date of the Spin-Off Transaction while realizing the maximum values for such assets; however because the RPS Tax Issues had not been settled within such time and the Trust Audit has not been satisfactorily resolved, the Trust has continued its business beyond such period. Although the Trust considers its assumptions and estimates as to the values and timing of such liquidations to be reasonable, the period of time to liquidate the assets and distribute the proceeds of such assets is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Trust's control. There can be no assurance that the net values ultimately realized and costs actually incurred for such assets will not materially differ from the Trust's estimate. The Trust does not intend to make new loans or actively engage in either the mortgage lending or the property acquisition business.

       The Trust believes that cash and cash equivalents on hand, proceeds generated by the real estate property that it owns and operates (the Hylan Center) and proceeds from the eventual sale of such property will be sufficient to support the Trust and meet its obligations. As of December 31, 2003, the Trust had approximately $23,198,000 in cash and short-term investments.

       The Trust expects that, unless it is sold or merges with another entity, it will liquidate upon resolution of the RPS Tax Issues, the Trust Audit and any resolution of any liabilities relating thereto under the Tax Agreement.

RESULTS OF OPERATIONS

PERIOD FROM JANUARY 1, 2001 TO DECEMBER 31, 2001, JANUARY 1, 2002 TO DECEMBER 31, 2002 AND JANUARY 1, 2003 TO DECEMBER 31, 2003.

       As a result of the spin-off transaction, the Trust has adopted the liquidation basis of accounting. The liquidation basis of accounting is appropriate when liquidation appears imminent and the Trust is no longer viewed as a going concern. The Trust's income or loss is included in the adjustments to reflect liquidation basis of accounting. Net income for the years ended December 31, 2003, 2002 and 2001 was approximately $1,580,000, $2,187,000 and $2,701,000 respectively. The decrease in net assets in liquidation during 2003 is primarily due to the Trust's accrual of a liability of approximately $7,400,000 to Ramco-Gershenson Properties Trust with regard to the settlement of the RPS Tax Issues, including obligations arising from the Closing Agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       As of December 31, 2003, the Trust has approximately $23,198,000 of cash and short term investments. The earnings from these assets are affected by changes in market interest rates over which the Trust has no control. Although changes in market interest rates may significantly affect the earnings on these assets the impact in changes in rates on the Trust's net assets in liquidation is not expected to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       See pages F-1 through F-10, which are included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 9A. CONTROLS AND PROCEDURES

       As of the end of period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision of and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective (i) to ensure that material information relating to the Trust is communicated to them on a timely basis, and (ii) to accomplish the purposes for which they were designed. There were no material changes made in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or are reasonably likely to materially affect the Trust's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The Trust has adopted a Code of Ethics that applies to the Trust's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Any person wishing to receive a copy of The Code of Ethics may be request a copy by contacting the Trust and providing a name and address where such copy may be sent.

       The Board of Trustees is composed of six Trustees, each of whom will serve until the respective successors are elected and qualified.

       The Trustees and executive officers of the Trust are as follows:

NAME                     AGE        OFFICES AND POSITIONS
----                     ---        ---------------------

Joel M. Pashcow*         61         Chairman   and   President   of  the   Trust
                                    effective as of February  29,  1996.  He has
                                    been a member of the Bar of the State of New
                                    York  since  1968.   Chairman  of  RPS  from
                                    inception  (December 1988) through May 1996.
                                    He is a graduate of Cornell  University  and
                                    the Harvard Law School.  Mr. Pashcow is also
                                    a  trustee  of  Ramco-Gershenson  Properties
                                    Trust   and   Chairman   of  its   Executive
                                    Committee (formerly named RPS Realty Trust).

Edwin J. Glickman        71         Consultant in real estate financings.  Until
                                    May,  30, 2003,  Mr.  Glickman had served as
                                    Executive  Vice  President of Capital  Lease
                                    Funding   Corp.,   a  company   engaged   in
                                    commercial   real  estate   lending,   since
                                    January 1995.  Prior to that,  Mr.  Glickman
                                    was President of the Glickman  Organization,
                                    Inc.   ("Glickman")  from  January  1992  to
                                    December  1994.   Glickman   conducted  real
                                    estate  investment  consulting  services and
                                    real estate  financial  services,  including
                                    mortgage brokerage, arranging joint ventures
                                    and  equity  financing.  Prior to that,  Mr.
                                    Glickman  was  Chairman  of  the   Executive
                                    Committee of Schoenfeld  Glickman Maloy Inc.
                                    from  May  1989,  which  is a  company  that
                                    conducted  real estate  financial  services,
                                    including  mortgage   brokerage,   arranging
                                    joint  ventures and equity  financing.  Also
                                    served   successively   as  Executive   Vice
                                    President,  President  and Vice  Chairman of
                                    Sybedon Corporation from 1977 to 1993, which
                                    is a  company  that  conducted  real  estate
                                    financial   services,   including   mortgage
                                    brokerage,   arranging

NAME                     AGE        OFFICES AND POSITIONS
----                     ---        ---------------------

                                    joint ventures and equity financing. In all positions, Mr. Glickman has been engaged in real estate financial services, including mortgage brokerage, arranging joint ventures and equity financing.

Stephen R. Blank*        58         Senior  Fellow,  Finance  of the Urban  Land
                                    Institute  ("ULI").  Mr.  Blank  is  also  a
                                    director    of   West   Coast    Hospitality
                                    Corporation,     a    New     York     Stock
                                    Exchange-listed    corporation    and    BNP
                                    Residential  Trust,  Inc., an American Stock
                                    Exchange-listed  REIT.  Prior to joining the
                                    ULI in  December  of 1998,  Mr.  Blank was a
                                    Managing  Director,  Real Estate  Investment
                                    Banking    of   CIBC    Oppenheimer    Corp.
                                    ("Oppenheimer")   since  November  1,  1993.
                                    Prior to joining Oppenheimer,  Mr. Blank was
                                    a Managing  Director,  Real Estate Corporate
                                    Finance,  of Cushman &  Wakefield,  Inc. for
                                    four  years.  Prior to that,  Mr.  Blank was
                                    associated   for  ten  years  with   Kidder,
                                    Peabody  & Co.  Incorporated  as a  Managing
                                    Director of the firm's  Real  Estate  Group.
                                    Mr. Blank graduated from Syracuse University
                                    in 1967 and was awarded a Masters  Degree in
                                    Business       Administration       (Finance
                                    Concentration)  by  Adelphi   University  in
                                    1971.  He is a  member  of  the  Urban  Land
                                    Institute  and the American  Society of Real
                                    Estate Counselors. Since September 1998, Mr.
                                    Blank has been an adjunct  professor  in the
                                    Real   Estate   Executive   MBA  Program  at
                                    Columbia   University   Graduate  School  of
                                    Business.   He  has   lectured   before  the
                                    Practicing  Law  Institute,   the  New  York
                                    University Real Estate Institute,  the Urban
                                    Land Institute and the International Council of Shopping Centers. Mr. Blank is also a trustee of Ramco-Gershenson Properties Trust
                                    (formerly named RPS Realty Trust).

Edward Blumenfeld        63         A principal of Blumenfeld Development Group,
                                    Ltd.,   a  real  estate   development   firm
                                    principally engaged in the development of commercial properties since 1978.

Arthur H. Goldberg*      61         Managing  Director of Corporation  Solutions
                                    Group  since  January  2000.   President  of
                                    Manhattan  Associates,  LLC, a merchant  and
                                    investment  banking firm from  February 1994
                                    to  December   1999.   Prior  to  that,  Mr.
                                    Goldberg  was  Chairman  of Reich & Company,
                                    Inc.,  (formerly Vantage Services,  Inc.), a
                                    securities    brokerage    and    investment
                                    brokerage   firm,   from   January  1990  to
                                    December 1993. Mr.  Goldberg

NAME                     AGE        OFFICES AND POSITIONS
----                     ---        ---------------------

                                    was employed by Integrated  Resources,  Inc.
                                    from its  inception  in  December  1968,  as
                                    President and Chief  Operating  Officer from
                                    May 1973 and as Chief Executive Officer from
                                    February   1989  until   January   1990.  On
                                    February  13,  1990,  Integrated  Resources,
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

William A. Rosoff        60         Vice-Chairman  of the Board of  Directors of
                                    Advanta  Corporation,  a financial  services
                                    company, since January 1996 and President of
                                    Advanta   Corporation  since  October  1999.
                                    Prior  thereto,  Mr.  Rosoff was  associated
                                    with the law firm of Wolf, Block, Schorr and
                                    Solis-Cohen  since  1969,  a  partner  since
                                    1975.  Mr. Rosoff is a past chairman of that
                                    firm's  Executive  Committee  and  is a past
                                    chairman of its tax  department.  Mr. Rosoff
                                    served on the Legal Activities  Policy Board
                                    of Tax  Analysts,  the  Advisory  Board  for
                                    Warren,   Gorham  and  Lamont's  Journal  of
                                    Partnership Taxation, and has served on the Tax Advisory Boards of Commerce Clearing
                                    House and  Little,  Brown and  Company.  Mr.
                                    Rosoff also serves on the Advisory Group for the American Law Institute. He is a fellow of the American College of Tax Counsel. Mr.
                                    Rosoff earned a B.S. degree with honors from Temple University in 1964, and earned an L.L.B. magna cum laude from the University of Pennsylvania Law School in 1967.

NAME                     AGE        OFFICES AND POSITIONS
----                     ---        ---------------------

Edwin R. Frankel         58         Since  the  inception  of the  Trust  in May
                                    1996,   Mr.   Frankel   has  served  as  its
                                    Executive Vice  President,  Chief  Financial
                                    Officer, Secretary and Principal Financial and Accounting Officer. From 1988 to 1992,
                                    Mr.  Frankel  served as Vice  President  and
                                    Chief Financial Officer of RPS and from 1992 to 1996 as Senior Vice President, Chief
                                    Financial Officer and Treasurer of RPS.


-----------------------------
*  Designates status as a Continuing Trustee.

COMMITTEES OF THE BOARD OF TRUSTEES

       The Audit Committee of the Board of Trustees (the "Audit Committee"), established on October 22, 1997, consists of three Trustees, Messrs. Blumenfeld , Goldberg and Glickman. The Audit Committee meets with management and the Trust's independent accountants to determine the adequacy of internal controls and other financial reporting matters. On February 10, 2000, Mr. Glickman was appointed as a third member of the Audit Committee in order for the Trust to be in compliance with new regulations promulgated by the Securities and Exchange Commission and the NASDAQ Stock Market regarding the size, duties and responsibilities of audit committees of public companies. The Board of Trustees has determined that Mr. Glickman qualifies as an "audit committee financial expert" for purposes of Item 401(h) of SEC Regulation S-K, by virtue of his service as Vice President of Capital Lease Funding, the Glickman Organization, Inc. and as otherwise set forth in the table above. In all such positions, Mr. Glickman has been engaged in real estate financial services, including mortgage brokerage, arranging joint ventures and equity financing.

       The Disposition Committee of the Board of Trustees (the "Disposition Committee"), established in July 1996, consists of three Trustees, Messrs. Blumenfeld, Glickman and Blank. The Disposition Committee works with management in connection with the orderly disposition of the Trust's assets.

       A Special Committee of the Board of Trustees (the "Special Committee") established January 13, 2004, consists of three Trustees Messrs. Messrs. Glickman, Blank and Pashcow. The Special Committee was to consider any bona fide offer or acquisition proposal made for the Trust and to ensure that all reasonable steps are taken to maximize shareholder value while having regard to the Trust's existing contractual obligations.

       The Special Committee regarding RPS Tax Issues, established April 17, 2003 consists of two Trustees, Messrs. Blumenfeld and Glickman. The Special Committee regarding RPS Tax Issues is charged with the responsibility to act on behalf of the Trust in evaluating the position of the Trust with respect to the RPS Tax Issues and to represent the Trust with respect to any claims asserted by RPS for contribution arising out of the Closing Agreement.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE OFFICERS

       Mr. Pashcow receives no cash compensation for serving as an executive officer of the Trust. Mr. Frankel receives compensation of approximately $178,000 per annum pursuant to an employment contract entered into between the Trust and Mr. Frankel on June 11, 1998, as more fully described below.

                           SUMMARY COMPENSATION TABLE

                                                                         Annual Compensation             Long Term Compensation
                                                                         -------------------             ----------------------
Name and                                                                               Restricted       Securities         Payout
Principal                                                           Other Annual         Stock            Underlying        LTIP
Position                   Year      Salary($)      Bonus($)       Compensation($)      Awards($)       Options/SARs($)   Payouts($)
------------------------  ------    ----------     ---------      ----------------    ------------     ----------------  -----------
Edwin R. Frankel*
         Executive Vice    2001       170,317                         11,200*
       President, Chief    2002       175,638        15,250           13,900*
      Financial Officer    2003       180,907        15,250           14,400*
                    and
              Secretary

Stanley Rappoport

                           2001       119,616
                           2002       124,423

                           2003       127,885        75,000
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

       In connection with his employment with the Trust, Mr. Rappoport received a bonus plan that provided as follows: (i) for the period 1996, and ending July 31, 2003, Mr. Rappoport will receive an aggregate total $100,000, such sum to be earned on a monthly pro rata basis over that period and the first $75,000 of such earned amount was paid on September 1, 2003 with the balance of such earned amount up to an additional $25,000 shall be payable on January 1, 2004, (ii) for the period beginning August 1, 2003 and ending December 31, 2003, Mr. Rappoport will earn, to the extent he remains employed by the Trust, an aggregate of $25,000 in addition to his then current salary, such sum to be earned on a monthly pro rata basis over that period an to the extent earned, the $25,000 shall be payable the earlier of June 30, 2004 and the liquidation date of the Trust; and (iii) for the period beginning January 1, 2004 and ending June 30, 2004, Mr. Rappoport will earn, to the extent he remains employed by the Trust, an aggregate total of $15,000 in addition to his then current salary, such sum to be earned on a monthly pro rata basis over that period and to the extent earned, shall be payable the earlier of June 30, 2004 or the liquidation date of the Trust.

TRUSTEES

       The Trustees do not receive any compensation for serving as trustees and likewise will not receive any compensation for attending meetings or for serving on any committees of the Board of Trustees; however, Trustees will receive reimbursement of travel and other expenses and other out-of-pocket disbursements incurred in connection with attending any meetings.

       During the years ended 2003, 2002 and 2001, respectively, Messrs. Edwin Glickman and Edward Blumenfeld each earned fees of $25,000 in connection with services they provided to the Trust as Members of the Disposition Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       As of March 11, 2004, each of the following persons were known by the Trust to be the beneficial owners of more than five percent of the Shares of the Trust.

                                                  NAME AND ADDRESS OF                  AMOUNT AND NATURE OF             PERCENT OF
          TITLE OF CLASS                           BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP               CLASS
          --------------                           ----------------                               ---------               -----
Shares of beneficial interest        First Union Real Estate                                  347,000(1)                   9.75%
$.01 par value                       Equity and Mortgage Investments
                                     7 Bulfinch Place
                                     Suite 500
                                     Boston, MA 02114

Shares of beneficial interest        High Rise Capital Management                             504,088(2)                  14.2%
$.01 par value                       535 Madison Avenue
                                     26th Floor
                                     New York, NY 10022

Shares of beneficial interest        Kimco Realty Corporation                               1,068,037(3)                  30.0%
$.01 par value                       3333 New Hyde Park Rd.
                                     New Hyde Park, NY 11042

------------------
(1)  Based  upon  Schedule   13G/A  filing  with  the  Securities  and  Exchange
     Commission, filed on January 15, 2004.

(2) Based upon Schedule 13G filing with the Securities and Exchange Commission, filed on January 7, 2004.

(3)  Based  upon  Schedule   13D/A  filing  with  the  Securities  and  Exchange
     Commission filed February 4, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Set forth below is information as to the Shares beneficially owned as of March 1, 2004 by each of the Trustees, each of the executive officers included in the Summary Compensation Table set forth in Item 11 and all Trustees and executive officers as a group, based on information furnished by each Trustee and executive officer.

Name of Trustee/                                                                        Shares Owned
Executive Officer                                                                       Beneficially(1)         Percent of Class
-----------------                                                                       ---------------         ----------------
Joel M. Pashcow                                                                                94,154(2)             2.64%
Arthur H. Goldberg                                                                             24,487(3)               *
William A. Rosoff                                                                                 125                  *
Stephen R. Blank                                                                                  987(4)               *
Edward Blumenfeld                                                                                 125                  *
Edwin J. Glickman                                                                              10,531                  *
Edwin R. Frankel                                                                                    0                  *
All Trustees and Executive Officers as a group (7 persons)                                    130,409                3.66%
---------------------

*    Less than 1% of class.
(1)  All amounts are directly owned unless stated otherwise.

(2) Includes 25,890 shares held in an IRA account for the benefit of Mr. Pashcow, a retirement savings plan, a pension and profit sharing account and a money purchase plan, 47,662 shares owned by an irrevocable trust of which Mr. Pashcow is a trustee, an irrevocable trust for his daughter and a foundation of which Mr. Pashcow is trustee (for all of which trusts Mr. Pashcow has shared voting and investment powers). Mr. Pashcow disclaims beneficial ownership of the Shares owned by the foundation and each of the trusts.
(3) Includes 19,563 shares owned by Mr. Goldberg's wife, 1,875 shares owned by trusts for his daughters and 3,050 shares owned by a pension trust. Mr. Goldberg disclaims beneficial ownership of the shares owned by his wife and the trusts for his daughters.
(4) Includes 712 shares owned by trusts for Mr. Blank's daughters and 275 shares held in an IRA account for the benefit of Mr. Blank. Mr. Blank disclaims beneficial ownership of the shares owned by the trusts for his daughters.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

       Information relating to Principal Accountant fees and services will be contained in a definitive Proxy Statement under the caption "Principal Accountant Fees and Services" which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2003, and such information is incorporated herein by reference.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Financial Statements, Schedules and Exhibits

(a)(1)    Financial Statements
          See pages F-1 through F-10, which are included herein.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          PAGE
                                                                                          ----
Consolidated   Financial  Statements--  Atlantic  Realty  Trust  and  Subsidiary
(Liquidation Basis of Accounting)

Independent Auditors' Report...............................................................F-2
Consolidated Statements of Net Assets in Liquidation as of December 31, 2003 and 2002......F-3
Consolidated Statements of Changes in Net Assets in Liquidation for the Years Ended
           December 31, 2003, 2002 and 2001................................................F-4
Notes to Consolidated Financial Statements..............................................F-5-10

                          INDEPENDENT AUDITORS' REPORT

To the Board of Trustees of
Atlantic Realty Trust

We have audited the accompanying consolidated statements of net assets in liquidation of Atlantic Realty Trust and subsidiary (the "Trust") as of December 31, 2003 and 2002, and the related consolidated statements of changes in net assets in liquidation for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the net assets in liquidation of Atlantic Realty Trust and subsidiary as of December 31, 2003 and 2002 and the changes in their net assets in liquidation for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America on the basis described in the preceding paragraph.

As discussed in Notes 1 and 6 to the consolidated financial statements, because of the inherent uncertainty of valuation when an entity is in liquidation, the amounts ultimately realized from assets disposed and costs incurred to settle liabilities may differ materially from amounts presented in the accompanying consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP


    ------------------------
     March 10, 2004
    New York, New York

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (LIQUIDATION BASIS OF ACCOUNTING)

                                                   December 31,     December 31,
                                                       2003             2002
                                                   -----------      -----------
ASSETS:

Investment in real estate ..................       $44,144,250       $43,929,250
Cash and short-term investments ............        23,198,093        22,677,679
Other assets ...............................           265,100           270,000
                                                   -----------       -----------
             Total assets ..................        67,607,443        66,876,929
                                                   -----------       -----------

LIABILITIES:

Estimated costs of liquidation .............        12,547,752         4,971,363
                                                   -----------       -----------

Net assets in liquidation ..................       $55,059,691       $61,905,566
                                                   ===========       ===========


                 See notes to consolidated financial statements.

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (LIQUIDATION BASIS OF ACCOUNTING)

                                                             FOR THE YEAR ENDED        FOR THE YEAR ENDED      FOR THE YEAR ENDED
                                                              DECEMBER 31, 2003        DECEMBER 31, 2002        DECEMBER 31, 2001
                                                             ------------------        ------------------      ------------------
Net assets in liquidation, beginning
      of period .........................................       $ 61,905,566             $ 57,856,129             $ 58,146,371
Distributions paid ......................................         (1,638,314)              (2,208,163)              (2,706,780)
Adjustments to reflect liquidation
      basis of accounting ...............................         (5,207,561)               6,257,600                2,416,538
                                                                ------------             ------------             ------------
Net assets in liquidation,
      end of period .....................................       $ 55,059,691             $ 61,905,566             $ 57,856,129
                                                                ============             ============             ============


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

       CONSOLIDATION  --  The  consolidated  financial  statements  include  the
accounts  of  the  Trust  and  its  wholly-owned  subsidiary.   All  significant
intercompany accounts and transactions have been eliminated in consolidation.

2.     INVESTMENT IN REAL ESTATE

                                              ESTIMATED NET REALIZED VALUE(A)(B)
PROPERTY                LOCATION              DECEMBER 31,          DECEMBER 31,
                                                  2003                 2002
                                              ----------------- ----------------
Hylan Shopping Center   Staten Island, NY     $44,144,250           $43,929,250
--------------

(a) Includes estimated cash flows using a disposition period of nine months. Realized values may differ depending on actual disposition results and time periods.

(b) The operations of the Trust and the Hylan Shopping Center for the years ended December 31, 2003 and December 31, 2002 are as follows:

                                                        2003              2002
                                                     ----------       ----------
Rental income ................................       $4,579,713       $4,310,090
Expense reimbursements .......................        2,194,211        2,000,635
Interest from short-term investments .........          267,868          312,168
Other ........................................            3,004            5,837
                                                     ----------       ----------
                                                      7,044,796        6,628,730
                                                     ----------       ----------
Operating property expenses ..................        2,989,906        2,433,994
Depreciation .................................          348,831          292,981
General and administrative ...................        2,125,909        1,714,304
                                                     ----------       ----------
                                                      5,464,646        4,441,279
                                                     ----------       ----------
Net income ...................................       $1,580,150       $2,187,451
                                                     ==========       ==========

3.     SHARES OUTSTANDING

       The weighted average number of common shares outstanding for each of the periods ended December 31, 2003, 2002, and 2001 was 3,561,553.

4.     CASH AND SHORT-TERM INVESTMENTS

       Cash and short-term investments at December 31, 2003 and 2002, consist primarily of certificates of deposit at a major New York bank of $22,500,000 and $22,150,000, respectively, purchased with original maturities of three months or less, bearing interest at a fixed rate of 1.09% and 1.05%, respectively.

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

       In connection with the Spin-Off Transaction, the Trust assumed all tax liability arising out of the RPS Tax Issues (other than liability that relates to events occurring or actions taken by RPS following the date of the Spin-Off Transaction) pursuant to a tax agreement, dated May 10, 1996, by and between RPS and the Trust (the "Tax Agreement"). Such agreement provides that RPS (now named Ramco-Gershenson Properties Trust), under the direction of four trustees, three of whom are also trustees of the Trust (the "Continuing Trustees") and not the Trust, will control, conduct and effect the settlement of any tax claims against RPS relating to the RPS Tax Issues. Accordingly, the Trust did not have any control as to the timing of the resolution or disposition of any such claims.

       In December 2003, Ramco-Gershenson Properties Trust and the Internal Revenue Service entered into a Closing Agreement with respect to all of the issues raised by the Internal Revenue Service in connection with RPS Audit. As a condition of the Closing Agreement, Ramco-Gershenson Properties Trust was obligated to pay deficiency dividends (under Code Sec. 860) with respect to its 1992 and 1993 taxable year in amounts not less than $1,386,503 with respect to the 1992 taxable year and $809,010 with respect to the 1993 taxable year. In addition, Ramco-Gershenson Properties Trust is obligated to pay a deficiency in its income taxes with respect to the period covered by the RPS Audit equal to $770,258, plus interest calculated at the statutory rate on the amount of the deficiency and the amount of the deficiency dividends. The aggregate amount of the deficiency dividends, income tax deficiency and interest on these amounts is approximately $7,400,000, and because the Trust is required by the Tax Agreement to reimburse Ramco-Gershenson Properties Trust for these items, they are included in the estimated cost of liquidation as of December 31, 2003. Although the Closing Agreement provides that the election of Ramco-Gershenson Properties Trust to be taxed as a "real estate investment trust" was terminated with
respect  to  its  1994  and  1995  taxable   years,   it  also   provides

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (LIQUIDATION BASIS OF ACCOUNTING)


that Ramco-Gershenson Properties Trust will be treated as having reelected to be taxed as a "real estate investment trust" with respect to its taxable year beginning January 1, 1996 and that the termination of its election to be taxed as a "real estate investment trust" will not prohibit it or any successor entity (which includes the Trust) from electing to be taxed as a "real estate investment trust" on or after January 1, 1996.

       The Trust remains obligated under the Tax Agreement to assume certain liabilities relating to the RPS Tax Issues. The Trust established a special committee (the "Special Committee regarding RPS Tax Issues") comprised of the two Trustees who are not Continuing Trustees or otherwise affiliated with Ramco-Gershenson Properties Trust to act on behalf of the Trust in evaluating the position of the Trust with respect to the RPS Tax Issues and to represent the Trust with respect to any claims asserted by Ramco-Gershenson Properties Trust for contribution arising out of the Closing Agreement. On January 21, 2004, the Trust contributed $2,200,091 in respect of the deficiency dividend required to be paid pursuant to the Closing Agreement. The Trust will be obligated to make additional payments with respect to the RPS Tax Issues and the Closing Agreement as a result of its obligations under the Tax Agreement. In the event the Trust is presented with further requests or claims for payment or reimbursement arising in connection with the RPS Tax Issues and the Closing Agreement, the Special Committee regarding RPS Tax Issues will evaluate the Trust's further obligations at the time of its receipt of any such claim or request.

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

       Apart from transferring the responsibility of the Trust's appeal of the examination report to the IRS appeals office having jurisdiction for this case, no action has yet been taken by the IRS with respect to the Trust's Protest to the disallowances proposed in the examination report issued to the Trust. The outcome of the Trust Protest is uncertain and the impact of the resolution could be material to the financial statements.

7.     DIVIDENDS/DISTRIBUTIONS TO SHAREHOLDERS

       Under the Internal Revenue Code, a REIT must meet certain qualifications, including a requirement that it distribute annually to its shareholders at least 90 percent of its REIT taxable income. The Trust's policy is to distribute to shareholders all taxable income. Dividend distributions for the years ended December 31, 2003, 2002 and 2001 are summarized as follows:

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (LIQUIDATION BASIS OF ACCOUNTING)


   RECORD DATE                      DISTRIBUTION                PAYMENT
   -----------                      ------------                -------
December 18, 2003                  $.46 per share          December 29, 2003

December 15, 2002                  $.62 per share          December 27, 2002

December 14, 2001                  $.76 per share          December 27, 2001

The distributions listed in the table above represent ordinary income for income tax purposes.

8.     COMMITMENTS

       The Trust leases approximately 4,100 square feet of office space at 747 Third Avenue, New York, New York at an annual base rent of approximately $264,000. This lease will expire on October 31, 2004.

9.     SUBSEQUENT EVENTS

       On January 12, 2004, First Union Real Estate Equity and Mortgage Investments, an Ohio business trust ("First Union"), and Michael L. Ashner, the Chief Executive Officer of First Union (together with First Union, the "First Union Group"), filed a Statement of Beneficial Ownership on Schedule 13D (the "Schedule 13D") pursuant to which the First Union Group reported, among other things, that it had made a formal proposal to the Trust to merge the Trust with and into First Union or one of its subsidiaries (the "First Union Proposal").

       The First Union Proposal contemplates that each share of beneficial interest in the Trust (a "Trust Share") would receive aggregate consideration of $16.25 per Trust Share. Such amount would be payable, at the election of each shareholder of the Trust (a "Trust Shareholder"), in cash or in exchange for First Union's Series A cumulative convertible redeemable preferred shares of beneficial interest (the "First Union Preferred Shares") at a rate of 0.65 First Union Preferred Shares per Trust Share. In the event that Trust Shareholders holding more than 1,901,760 Trust Shares in the aggregate elect to receive First Union Preferred Shares, such Trust Shareholders would receive (i) a number of First Union Preferred Shares equal to (a) 0.65 multiplied by (b) a fraction, the numerator of which is 1,901,760 and the denominator of which is the total number of Trust Shares to be exchanged for First Union Preferred Shares and (ii) cash equal to (x) $16.25 multiplied by (y) a fraction, the numerator of which is the number of Trust Shares to be exchanged for First Union Preferred Shares less 1,901,760 and the denominator of which is the number of Trust Shares to be exchanged for First Union Preferred Shares. The consideration payable would be subject to upward or downward adjustment based on the Trust's projected post-closing net cash balance, information obtained through First

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (LIQUIDATION BASIS OF ACCOUNTING)

Union's due diligence process and any stock splits, issuances, repurchases, reclassifications and other transactions affecting the value of the Trust.

       On January 13, 2004, the Board of Trustees of the Trust (the "Board") held a meeting to discuss the First Union Proposal and the process it would undertake to evaluate it. The Board resolved to form a special committee of disinterested directors consisting of Messrs. Glickman, Blank and Pashcow (the "Special Committee") to consider any bona fide offer or acquisition proposal made for the Trust and to ensure that all reasonable steps are taken to maximize shareholder value while having regard to the Trust's existing contractual obligations. Among other things, the Board instructed the Special Committee to
(i) review, negotiate and make recommendations to the Board with respect to the First Union Proposal, (ii) conduct such other investigation of the First Union Proposal, First Union and the Trust as may be necessary to determine whether the First Union Proposal is in the best interests of Trust Shareholders and (iii) investigate other strategic alternatives available to the Trust.

       On January 26, 2004, the Special Committee held an organizational meeting and commenced its evaluation of the First Union Proposal as directed by the Board. In addition, the Special Committee has retained an independent real estate brokerage firm to conduct a valuation of the Trust's sole asset, the Hylan Shopping Center located in Staten Island, New York. In connection with the valuation process that has commenced with respect to the Hylan Shopping Center, management expects the valuation of the property to be higher than the current valuation of approximately $44.1 million (based on an appraisal dated October 8, 2002) included in the Trust's Consolidated Statements of Net Assets in Liquidation.

       As of the date of this filing, the Special Committee has made no determination as to whether the Trust will or should engage in a transaction of the type contemplated by the First Union Proposal, whether on the terms of the First Union Proposal or otherwise, and there can be no assurance that the Trust will accept any acquisition proposal or that any such proposal, if accepted, will result in the consummation of a transaction.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 2004.

                                    ATLANTIC REALTY TRUST

Date:  March 23, 2004               By: Joel M. Pashcow
                                        ---------------------------------
                                    Name:   Joel M. Pashcow
                                    Title:  President and Chairman of the Board

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                             DATE
---------                           -----                             ----

/s/ Joel M. Pashcow
---------------------
Joel M. Pashcow            President and Chairman of             March 23, 2004
                           the Board

/s/ Edwin R. Frankel
---------------------
Edwin R. Frankel           Executive Vice President,             March 23, 2004
                           Chief Financial Officer,
                           Secretary and Principal
                           Financial and Accounting
                           Officer

/s/ Edwin J. Glickman
---------------------
Edwin J. Glickman          Trustee                               March 23, 2004

/s/ Stephen R. Blank
---------------------
Stephen R. Blank           Trustee                               March 23, 2004


/s/ Edward Blumenfeld
---------------------
Edward Blumenfeld          Trustee                               March 23, 2004

/s/ Arthur H. Goldberg
---------------------
Arthur H. Goldberg         Trustee                               March 23, 2004

/s/ William A. Rosoff
---------------------
William A. Rosoff          Trustee                               March 23, 2004

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

         10.9 Standstill Agreement, dated as of January 27, 2004, by and among Atlantic Realty Trust, on the one hand, and High Rise Capital Management, L.P., High Rise Capital Advisors, L.L.C., Bridge Realty Advisors, L.L.C., Zankel Management GP, L.L.C., Cedar Bridge Realty Fund, L.P., Cedar Bridge Institutional Fund, L.P., a Delaware limited partnership Arthur Zankel and David O'Connor on the other hand.*

         21.1 Subsidiary of the Registrant (incorporated by reference to the Trust Annual Report on 10-K, for the year ended December 31, 1999, File No. 0-27562, Exhibit 21.1).

*    Filed as an exhibit to Form 8-K filed January 27, 2004, File No. 0-27562.

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

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

       c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 23, 2004                         /s/Edwin R. Frankel
                                             -----------------------------------
                                             Name:  Edwin R. Frankel
                                             Title  Executive Vice President,
                                                    Chief Financial Officer
                                                    and Secretary
                                                    (Principal Financial and
                                                    Accounting Officer)

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

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

       c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officers and I have disclosed, based on most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 23, 2004                      /s/Joel M. Pashcow
                                          --------------------------------------
                                          Name:   Joel M. Pashcow
                                          Title:  Chairman and President
                                                  (Principal Executive Officer)

Exhibit 99.1

To Atlantic Realty Trust
Report on Form 10-K
December 31, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Chairman and President of Atlantic Realty Trust (the "Company"), hereby certifies, to the best of my knowledge, that the Form 10-K of the Company for the fiscal year ended December 31, 2003 (the "Periodic Report") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78(d)) and that the information contained in the Periodic Report fairly represents, in all material respects, the financial condition and results of operations of the Company. The foregoing certification is incorporated solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not intended to be used for any other purpose.

Date: March 23, 2004                      /s/Joel M. Pashcow
                                          -------------------------------------
                                          Name:   Joel M. Pashcow
                                          Title:  Chairman and President
                                                  (Principal Executive Officer)

Exhibit 99.2
To Atlantic Realty Trust
Report on Form 10-K
December 31, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Executive Vice President, Chief Financial Officer and Secretary of Atlantic Realty Trust (the "Company"), hereby certifies, to the best of my knowledge, that the Form 10-K of the Company for the fiscal year ended December 31, 2003 (the "Periodic Report") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78(d)) and that the information contained in the Periodic Report fairly represents, in all material respects, the financial condition and results of operations of the Company. The foregoing certification is incorporated solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not intended to be used for any other purpose


Date: March 23, 2004                         /s/Edwin R. Frankel
                                             -----------------------------------
                                             Name:  Edwin R. Frankel
                                             Title  Executive Vice President,
                                                    Chief Financial Officer
                                                    and Secretary
                                                    (Principal Financial and
                                                    Accounting Officer)