Form 10-Q
period 2004-03-31
ATLANTIC REALTY TRUST
filed 2004-05-11
CIK 948975

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2004
                               -------------------------------------------------
                                              OR
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number 0-27562
                       ---------------------------------------------------------
                              ATLANTIC REALTY TRUST
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

               Maryland                                          13-3849655
----------------------------------------                   ---------------------
    (State or other jurisdiction of                          (I.R.S. Employer-
             incorporation                                   Identification No.)
           or organization)

                   747 THIRD AVENUE, NEW YORK, NEW YORK 10017
                   ------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  212-702-8561
                   -------------------------------------------
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                No
    -----------             ----------


        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes                       No    X
    -----------             ----------


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        The number of shares of beneficial interest, par value $.01 per share, outstanding on May 7, 2004 was 3,561,553.

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

                                                                                                    PAGE NO.
PART I. - FINANCIAL INFORMATION.........................................................................3

   Item 1. Financial Statements.........................................................................3

   Item 2. Management's Discussion and Analysis of Financial Condition and Liquidation
           Activities...................................................................................9

   Item 3. Quantitative and Qualitative Disclosure About Market Risk....................................9

   Item 4. Controls and Procedures.....................................................................10

PART II. - OTHER INFORMATION...........................................................................10

   Item 1. Legal Proceedings...........................................................................10

   Item 2. Changes in Securities and Use of Proceeds...................................................10

   Item 3. Defaults Upon Senior Securities.............................................................10

   Item 4. Submission of Matters to a Vote of Security Holders.........................................10

   Item 5. Other Information...........................................................................10

   Item 6. Exhibits and Reports on Form 8-K............................................................10

   Signatures..........................................................................................11

                         PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)


                                                            MARCH 31, 2004        DECEMBER 31, 2003
                                                            --------------        -----------------
                                                             (unaudited)
                       ASSETS

Investment in Real Estate............................         $  56,929,900         $  44,144,250
Cash and Short-Term Investments......................            22,163,216            23,198,093
Other Assets.........................................               224,700               265,100
                                                              -------------         -------------
Total Assets.........................................            79,317,816            67,607,443
                                                              -------------         -------------


                     LIABILITIES

Estimated Costs of Liquidation.......................            10,466,719            12,547,752
                                                              -------------         -------------


NET ASSETS IN LIQUIDATION............................         $  68,851,097          $ 55,059,691
                                                              =============          ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)
                                   (UNAUDITED)

                                                              For the Period           For the Period
                                                              January 1, 2004         January 1, 2003
                                                             to MARCH 31, 2004       to MARCH 31, 2003
                                                             -----------------       -----------------
Net Assets in Liquidation

   Beginning of Period..................................         $  55,059,691          $  61,905,566
Adjustments to Reflect
   Liquidation Basis of Accounting......................            13,791,406              2,008,283
                                                                 -------------          -------------
Net Assets in Liquidation End of Period.................         $  68,851,097          $  63,913,849
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

        The consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Trust's annual report on form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003. The results of interim periods may not be indicative of the results for the entire year.

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

2.      INVESTMENT IN REAL ESTATE:


                                                             ESTIMATED NET REALIZED VALUE (A)(C)

PROPERTY                    LOCATION                  MARCH 31, 2004                 DECEMBER 31, 2003
--------                    --------                  ---------------                -----------------
Hylan Shopping Center       Staten Island, NY         $56,929,900 (b)                   $44,144,250

---------------
(a)     Includes estimated cash flows using a disposition period of 9 months.
        Realized value may differ depending on actual disposition results and time period.

(b) Based on a valuation report dated April 30, 2004, prepared by an independent real estate consulting firm.

(c) The operations of the Trust and the Hylan Shopping Center for the quarters ended March 31, 2004 and March 31, 2003 are as follows:


                                                                      Quarter Ended         Quarter Ended
                                                                      MARCH 31, 2004        MARCH 31, 2003
                                                                      --------------        --------------
Rental Income..................................................       $   1,165,636         $   1,091,900
Expense Reimbursements.........................................             588,375               692,506
Interest from Short-Term Investments ..........................              52,897                63,841
Other..........................................................                 578                   820
                                                                      -------------         -------------
                                                                          1,807,486             1,849,067
                                                                      -------------         -------------
Operating Property Expenses....................................             768,165               748,740
Depreciation...................................................              86,016                86,585
General and Administrative.....................................             547,160               487,325
                                                                      -------------         -------------
                                                                          1,401,341             1,322,650
                                                                      -------------         -------------
Net Income.....................................................       $     406,145         $     526,417
                                                                       ============          ============

3.      SHARES OUTSTANDING:

        The weighted average number of shares of beneficial interest outstanding for the periods ending March 31, 2004 and 2003 was 3,561,553.

4.      CASH AND SHORT-TERM INVESTMENTS:

        Cash and short-term investments at March 31, 2004 consist primarily of a certificate of deposit at a major New York bank of $21,400,000, purchased with an original maturity of three months or less, bearing interest at a fixed rate of 1.05%.

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

7.      SUBSEQUENT EVENTS

        On April 19, 2004, First Union Real Estate Equity and Mortgage Investments, an Ohio business trust ("First Union"), and Michael L. Ashner, the Chief Executive Officer of First Union (together with First Union, the "First Union Group"), filed an amendment to the Statement of Beneficial Ownership on
Schedule 13D, initially filed on January 12, 2004 (the "First Union 13D"), pursuant to which the First Union Group reported, among other things, that it had amended its proposal to the Trust to merge the Trust with and into First Union or one of its subsidiaries (the "Amended First Union Proposal"), which such proposal shall expire on May 7, 2004. The Amended First Union Proposal contemplates that each share of beneficial interest in the Trust (the "Trust Shares") would receive aggregate consideration of $19.25 per Trust Share to be paid in cash and/or shares of First Union's Series A cumulative convertible redeemable preferred shares of beneficial interest at a rate of 0.8 First Union Preferred Shares per Trust Share. The details of the offer are more fully set forth in the First Union 13D. On May 5, 2004, a Special Committee of the Board of Trustees of the Trust, formed to consider, among other things, any acquisition proposals for all of the Trust Shares or all or substantially all of the Trust's assets, issued a press release announcing that it had unanimously rejected the proposal by First Union Real Estate Equity and Mortgage Investments, as amended, to acquire the Trust. The Special Committee indicated that it intended to proceed with the Trust's planned solicitation of offers for the Hylan Shopping Center, its sole real estate asset, located in Staten Island, New York, as the means by which shareholder value can be maximized.

        On April 26, 2004 the Board of Trustees of the Trust declared a return of capital distribution to shareholders of record as of May 10, 2004. Such distribution will be payable at the rate of $3.25 per share on May 19, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND LIQUIDATION ACTIVITIES.

CAPITAL RESOURCES AND LIQUIDITY

        At March 31, 2004, the Trust owned one retail property (Hylan Plaza Shopping Center, located in Staten Island, New York) as well as cash and certain other assets. The Trust does not intend to make new loans or actively engage in either the mortgage lending or the property acquisition business.

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

        The Trust believes that cash and cash equivalents on hand, proceeds generated by the real estate property that it owns and operates and proceeds from the eventual sale of such property will be sufficient to support the Trust and meet its obligations. As of March 31, 2004, the Trust had approximately $22,163,000 in cash and short-term investments.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

ITEM 5. OTHER INFORMATION.

(a) Pursuant to the terms of the Trust's Amended and Restated Declaration of Trust, the Trust was to continue for a period of 18 months from the date of the Spin-Off Transaction (which 18-month period ended on November 10,
        1997), subject to, among certain other things, satisfactory resolution of the RPS Tax Issues. Because the RPS Tax Issues have not yet been satisfactorily resolved, the Trust has continued its business past that date. The Trust cannot currently estimate the timing of the future satisfactory resolution of the RPS Tax Issues. Accordingly, the Trust will continue until there is a final determination of these issues.

(b)     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.
        None.

(b)     Reports on Form 8-K.

        The registrant filed two reports on Form 8-K during the three-month period ended March 31, 2004.

        On January 28, 2004, , registrant filed a Form 8-K reporting that on January 12, 2004, First Union Real Estate Equity and Mortgage Investments and Michael L. Ashner had made a proposal to the registrant to merge the registrant with and into First Union Real Estate Equity and Mortgage Investments or one of its subsidiaries.

        On February 6, 2004, registrant filed a Form 8-K reporting that on January 27, 2004, the registrant on the one hand and High Rise Capital Management, L.P., High Rise Capital Advisors, L.L.C., Bridge Realty Advisors, L.L.C., Zankel Management GP, L.L.C., Cedar Bridge Realty Fund, L.P., Cedar Bridge Institutional Fund, L.P., Arthur Zankel and David O'Connor, on the other hand entered into a Standstill Agreement, a copy of which was attached to the such Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ATLANTIC REALTY TRUST
                                         (Registrant)



Date:  May 11, 2004                     /s/Joel M. Pashcow
                                        ----------------------------------------
                                        Name:  Joel M. Pashcow
                                        Title: Chairman, Chief Executive Officer
                                               and President
                                               (Principal Executive Officer)

                                        /s/Edwin R. Frankel
Date:  May 11, 2004                     ----------------------------------------
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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    d) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial information; and

    e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  May 11, 2004




                                    /s/Joel M. Pashcow
                                    --------------------------------------------
                                    Name:  Joel M. Pashcow
                                    Title: Chairman, Chief Executive Officer
                                           and President
                                             (Principal Executive Officer)

                  CERTIFICATION BY EDWIN R. FRANKEL PURSUANT TO
                       SECURITIES EXCHANGE ACT RULE 13a-14


I, Edwin R. Frankel, certify that:


6. I have reviewed this quarterly report on Form 10-Q of Atlantic Realty Trust;

7. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

8. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

9. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

    f) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    g) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

    h) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

10. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    i) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial information; and

    j) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  May 11, 2004




                                        /s/Edwin R. Frankel
                                        ----------------------------------------
                                        Name:  Edwin R. Frankel
                                        Title: Executive Vice President,
                                               Chief Financial Officer
                                               and Secretary
                                               (Principal Financing and
                                               Accounting Officer)

Exhibit 99.1
To Atlantic Realty Trust
Report of Form 10-Q
March 31, 2004


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned, Chairman and President of Atlantic Realty Trust (the "Company"), hereby certifies, to the best of my knowledge, that the Form 10-Q of the Company for the quarter ended March 31, 2004 (the "Periodic Report") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78(d)) and that the information contained in the Periodic Report fairly represents, in all material respects, the financial condition and results of operations of the Company. The foregoing certification is incorporated solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not intended to be used for any other purpose.

Date:  May 11, 2004



                                             /s/ Joel M. Pashcow
                                           -------------------------------------
                                           Name:   Joel M. Pashcow
                                           Title:  Chairman and President
                                                   (Principal Executive Officer)

Exhibit 99.2
To Atlantic Realty Trust
Report of Form 10-Q
March 31, 2004


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned, Executive Vice President, Chief Financial Officer and Secretary of Atlantic Realty Trust (the "Company"), hereby certifies, to the best of my knowledge, that the Form 10-Q of the Company for the quarter ended March 31, 2004 (the "Periodic Report") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78(d)) and that the information contained in the Periodic Report fairly represents, in all material respects, the financial condition and results of operations of the Company. The foregoing certification is incorporated solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not intended to be used for any other purpose.

Date:  May 11, 2004



                                          /s/ Edwin R. Frankel
                                        ----------------------------------------
                                        Name:   Edwin R. Frankel
                                        Title:  Executive Vice President,
                                                Chief Financial Officer
                                                and Secretary
                                                (Principal Financing and
                                                Accounting Officer)