Form 10-Q
period 2004-06-30
ATLANTIC REALTY TRUST
filed 2004-08-12
CIK 948975

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
                               ------------------------------------------------
                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    --------------------

Commission file number 0-27562
                       --------------------------------------------------------
                              ATLANTIC REALTY TRUST
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                           13-3849655
------------------------------                      ---------------------------
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

Yes      X                No
    -----------             ---------


         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes                       No   X
    -----------             ---------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         The number of shares of beneficial interest, par value $.01 per share, outstanding on August 10, 2004 was 3,561,553.

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

                                                                                                                            PAGE NO.
PART I. - FINANCIAL INFORMATION................................................................................................3

   Item 1. Financial Statements................................................................................................3

   Item 2. Management's Discussion and Analysis of Financial Condition and Liquidation Activities..............................8

   Item 3. Quantitative and Qualitative Disclosure About Market Risk...........................................................9

   Item 4. Controls and Procedures.............................................................................................9

PART II. - OTHER INFORMATION...................................................................................................9

   Item 1. Legal Proceedings...................................................................................................9

   Item 2. Changes in Securities and Use of Proceeds...........................................................................9

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

   Item 4. Submission of Matters to a Vote of Security Holders................................................................10

   Item 5. Other Information..................................................................................................10

   Item 6. Exhibits and Reports on Form 8-K...................................................................................10

   Signatures.................................................................................................................11

                         PART I. - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                      ATLANTIC REALTY TRUST AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)


                                                                           June 30, 2004              December 31, 2003
                                                                           -------------              -----------------
                                                                            (unaudited)
                             ASSETS
Investment in Real Estate........................................          $     56,929,900           $     44,144,250
Cash and Short-Term Investments..................................                 8,180,974                 23,198,093
Other Assets.....................................................                    66,300                    265,100
                                                                           ----------------           ----------------
Total Assets.....................................................                65,177,174                 67,607,443
                                                                           ----------------           ----------------


                           LIABILITIES
Estimated Costs of Liquidation...................................                 8,401,719                 12,547,752
                                                                           ----------------           ----------------


NET ASSETS IN LIQUIDATION........................................          $     56,775,455              $  55,059,691
                                                                           ================           ================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)
                                   (UNAUDITED)


                                                                             For the Period                For the Period
                                                                              April 1, 2004                January 1, 2004
                                                                            to June 30, 2004              to June 30, 2004
                                                                            ----------------              ----------------
Net Assets in Liquidation
    Beginning of Period.............................................        $     68,851,097             $     55,059,691
Distribution Paid                                                                (11,575,096)                 (11,575,096)
Adjustments to Reflect
    Liquidation Basis of Accounting.................................                (500,546)                  13,290,860
                                                                            ----------------             ----------------
Net Assets in Liquidation End of Period.............................        $     56,775,455             $     56,775,455
                                                                            ================             ================




                                                                             For the Period                For the Period
                                                                              April 1, 2003                January 1, 2003
                                                                            to June 30, 2003              to June 30, 2003
                                                                            ----------------              ----------------
Net Assets in Liquidation
    Beginning of Period.............................................          $   63,913,849            $      61,905,566
Adjustments to Reflect
    Liquidation Basis of Accounting.................................                (318,703)                   1,689,580
                                                                              -----------------           ----------------
Net Assets in Liquidation End of Period.............................          $   63,595,146            $      63,595,146
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

2.       INVESTMENT IN REAL ESTATE:

                                                                               Estimated Net Realized Value (a)(c)
Property                         Location                            June 30, 2004                       December 31, 2003
--------                         --------                            --------------                      -----------------
Hylan Shopping Center            Staten Island, NY                  $56,929,900 (b)                          $44,144,250

------------------
(a) Includes estimated cash flows using a disposition period of 9 months. Realized value may differ depending on actual disposition results and time period.

(b) Based on a valuation report dated April 30, 2004, prepared by an independent real estate consulting firm.

(c) The operations of the Trust and the Hylan Shopping Center for the six months ended June 30, 2004 and June 30, 2003 are as follows:

                                                                                   Six Months Ended           Six Months Ended
                                                                                    June 30, 2004               June 30, 2003
                                                                                    -------------               -------------
Rental Income...............................................................        $      2,309,193           $      2,187,140
Expense Reimbursements......................................................               1,131,567                  1,245,083
Interest from Short-Term Investments ..................................                       87,430                    134,589
Other.......................................................................                   1,095                      1,496
                                                                                    ----------------           ----------------
                                                                                           3,529,285                  3,568,308
                                                                                    ----------------           ----------------
Operating Property Expenses............................................                    1,494,881                  1,495,842
Depreciation................................................................                 172,034                    173,170
General and Administrative..................................................               1,333,066                  1,003,938
                                                                                    ----------------           ----------------
                                                                                           2,999,981                  2,672,950
                                                                                    ----------------           ----------------
Net Income..................................................................        $        529,304           $        895,358
                                                                                     ===============            ===============

3.       SHARES OUTSTANDING:

         The weighted average number of shares of beneficial interest outstanding for the periods ending June 30, 2004 and 2003 was 3,561,553.

4.       CASH AND SHORT-TERM INVESTMENTS:

         Cash and short-term investments at June 30, 2004 consist primarily of a certificate of deposit at a major New York bank of $7,800,000, purchased with an original maturity of three months or less, bearing interest at a fixed rate of 0.85%.

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

         The Trust remains obligated under the Tax Agreement to assume certain liabilities relating to the RPS Tax Issues. The Trust established a special committee (the "Special Committee regarding RPS Tax Issues") comprised of the two Trustees who are not Continuing Trustees or otherwise affiliated with Ramco-Gershenson Properties Trust to act on behalf of the Trust in evaluating the position of the Trust with respect to the RPS Tax Issues and to represent the Trust with respect to any claims asserted by Ramco-Gershenson Properties Trust for contribution arising out of the Closing Agreement. On January 21, 2004, the Trust contributed $2,200,091 in respect of the deficiency dividend required to be paid pursuant to the Closing Agreement. On June 10, 2004 the Trust paid $1,803,235 in respect of the tax and interest on the tax pursuant to the Closing Agreement. The Trust will be obligated to make additional payments with respect to the RPS Tax Issues and the Closing Agreement as a result of its obligations under the Tax Agreement. In the event the Trust is presented with further requests or claims for payment or reimbursement arising in connection with the RPS Tax Issues and the Closing Agreement, the Special Committee regarding RPS Tax Issues will evaluate the Trust's further obligations at the time of its receipt of any such claim or request.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND LIQUIDATION ACTIVITIES.

CAPITAL RESOURCES AND LIQUIDITY

         At June 30, 2004, the Trust owned one retail property (Hylan Plaza Shopping Center, located in Staten Island, New York) as well as cash and certain other assets. The Trust does not intend to make new loans or actively engage in either the mortgage lending or the property acquisition business.

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

         The Trust believes that cash and cash equivalents on hand, proceeds generated by the real estate property that it owns and operates and proceeds from the eventual sale of such property will be sufficient to support the Trust and meet its obligations. As of June 30, 2004, the Trust had approximately $8,180,000 in cash and short-term investments.

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

                          PART II.- OTHER INFORMATION


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

(b)      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits. None.

(b)       Reports on Form 8-K.

         The Registrant filed three reports on Form 8-K during the three-month period ended June 30, 2004.

         On April 28, 2004, registrant filed a Form 8-K reporting that on April 19, 2004, First Union Real Estate Equity and Mortgage Investments and Michael L. Ashner amended its proposal to the registrant to merge the registrant with and into First Union Real Estate Equity and Mortgage Investments or one of its subsidiaries.

         On May 5, 2004, registrant filed a Form 8-K reporting that on May 5, 2004, the Special Committee of the Board of Trustees of the registrant filed a press release announcing that it had rejected the proposal by First Union Real Estate Equity and Mortgage Investments to acquire the registrant.

         On June 17, 2004, registrant filed a Form 8-K reporting that on June 10, 2004, the registrant paid a total of $1,803,235.15 to the IRS on behalf of Ramco-Gershenson Properties Trust in respect of an income tax deficiency and interest thereon for certain tax periods occurring from 1991-1995. The registrant was required to pay such amounts pursuant a tax agreement dated May 10, 1996, by and between Ramco-Gershenson Properties Trust and the registrant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ATLANTIC REALTY TRUST
                               (Registrant)



Date:  August 12, 2004             /s/ Joel M. Pashcow
                                   ----------------------------------
                                   Name: Joel M. Pashcow
                                   Title:  Chairman, Chief Executive Officer and
                                           President
                                           (Principal Executive Officer)

Date:  August 12, 2004             /s/ Edwin R. Frankel
                                   ----------------------------------
                                   Name: Edwin R. Frankel
                                   Title:  Executive Vice President,
                                           Chief Financial Officer
                                           and Secretary
                                           (Principal Financial and Accounting
                                           Officer)

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



Date:  August 12, 2004



                                  /s/ Joel M. Pashcow
                                  ----------------------------------------------
                                  Name: Joel M. Pashcow
                                  Title: Chairman, Chief Executive Officer and
                                  President
                                           (Principal Executive Officer)

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



Date:  August 12, 2004




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

Exhibit 99.1
To Atlantic Realty Trust
Report of Form 10-Q
June 30, 2004





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         The undersigned, Chairman and President of Atlantic Realty Trust (the "Company"), hereby certifies, to the best of my knowledge, that the Form 10-Q of the Company for the quarter ended June 30, 2004 (the "Periodic Report") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78(d)) and that the information contained in the Periodic Report fairly represents, in all material respects, the financial condition and results of operations of the Company. The foregoing certification is incorporated solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not intended to be used for any other purpose.



Date:  August 12, 2004


                                         /s/ Joel M. Pashcow
                                         ---------------------------------------
                                         Name:    Joel M. Pashcow
                                         Title:   Chairman and President
                                                  (Principal Executive Officer)

Exhibit 99.2
To Atlantic Realty Trust
Report of Form 10-Q
June 30, 2004



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         The undersigned, Executive Vice President, Chief Financial Officer and Secretary of Atlantic Realty Trust (the "Company"), hereby certifies, to the best of my knowledge, that the Form 10-Q of the Company for the quarter ended June 30, 2004 (the "Periodic Report") accompanying this certification fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78(d)) and that the information contained in the Periodic Report fairly represents, in all material respects, the financial condition and results of operations of the Company. The foregoing certification is incorporated solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not intended to be used for any other purpose.





Date:  August 12, 2004




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