Form 10-Q
period 2004-09-30
ATLANTIC REALTY TRUST
filed 2004-11-12
CIK 948975

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
                               ------------------------------------------------
                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------------

Commission file number 0-27562
                       --------------------------------------------------------
                              ATLANTIC REALTY TRUST
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                                13-3849655
-------------------------------                     ---------------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer-
                or organization)                             Identification No.)

                   747 Third Avenue, New York, New York 10017
                   ------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  212-702-8561
                 ----------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                No
    -----------              --------


         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes                       No    X
    -----------              --------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         The number of shares of beneficial interest, par value $.01 per share, outstanding on November 10, 2004 was 3,561,553.

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

   Item 3. Quantitative and Qualitative Disclosure About Market Risk...........................................................9

   Item 4. Controls and Procedures.............................................................................................9

PART II. - OTHER INFORMATION...................................................................................................9

   Item 1. Legal Proceedings...................................................................................................9

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.........................................................9

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

   Item 4. Submission of Matters to a Vote of Security Holders................................................................10

   Item 5. Other Information..................................................................................................10

   Item 6. Exhibits and Reports on Form 8-K...................................................................................10

   Signatures.................................................................................................................11

                         PART I. - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                      ATLANTIC REALTY TRUST AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)


                                                                         September 30, 2004          December 31, 2003
                                                                         ------------------          -----------------
                                                                            (unaudited)
                             ASSETS
Investment in Real Estate........................................          $     56,982,400           $     44,144,250
Cash and Short-Term Investments..................................                 9,441,023                 23,198,093
Other Assets.....................................................                    66,000                    265,100
                                                                           ----------------           ----------------
Total Assets.....................................................                66,489,423                 67,607,443
                                                                           ----------------           ----------------




                           LIABILITIES
Estimated Costs of Liquidation...................................                 8,525,882                 12,547,752
                                                                           ----------------           ----------------


NET ASSETS IN LIQUIDATION........................................          $     57,963,541           $     55,059,691
                                                                           ================           ================




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)
                                   (UNAUDITED)

                                                                             For the Period                For the Period
                                                                              July 1, 2004               January 1, 2004 to
                                                                          to September 30, 2004          September 30, 2004
                                                                          ---------------------          ------------------
Net Assets in Liquidation
    Beginning of Period.............................................          $     56,775,455             $     55,059,691
Distribution Paid                                                                            -                  (11,575,096)
Adjustments to Reflect
    Liquidation Basis of Accounting.................................                 1,188,086                   14,478,946
                                                                              ---------------              ----------------
Net Assets in Liquidation End of Period.............................          $     57,963,541             $     57,963,541
                                                                              ================                =============






                                                                             For the Period                For the Period
                                                                              July 1, 2003               January 1, 2003 to
                                                                          to September 30, 2003          September 30, 2003
                                                                          ---------------------          ------------------
Net Assets in Liquidation
    Beginning of Period.............................................          $     63,595,146             $     61,905,566
Adjustments to Reflect
    Liquidation Basis of Accounting.................................                   693,900                    2,383,480
                                                                              ----------------             ----------------
Net Assets in Liquidation End of Period.............................          $     64,289,046             $     64,289,046
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

2.       INVESTMENT IN REAL Estate:

                                                                               ESTIMATED NET REALIZED VALUE (a)(c)
PROPERTY                         LOCATION                         SEPTEMBER 30, 2004                     DECEMBER 31, 2003
--------                         --------                         -------------------                    -----------------
Hylan Shopping Center            Staten Island, NY                  $56,982,400 (b)                          $44,144,250

------------------
(a) Includes estimated cash flows using a disposition period of 9 months. Realized value may differ depending on actual disposition results and time period.

(b) Based on a valuation report dated April 30, 2004, prepared by an independent real estate consulting firm.

(c) The operations of the Trust and the Hylan Shopping Center for the nine months ended September 30, 2004 and September 30, 2003 are as follows:

                                                                                  Nine Months Ended           Nine Months Ended
                                                                                  September 30, 2004         September 30, 2003
                                                                                  ------------------         ------------------
Rental Income...............................................................        $      3,473,471           $      3,395,104
Expense Reimbursements......................................................               1,858,646                  1,859,921
Interest from Short-Term Investments ..................................                      107,649                    193,909
Other.......................................................................                   2,825                      2,481
                                                                                    ----------------           ----------------
                                                                                           5,442,591                  5,451,415
                                                                                    ----------------           ----------------
Operating Property Expenses............................................                    2,360,044                  2,451,396
Depreciation................................................................                 258,050                    259,755
General and Administrative..................................................               1,711,289                  1,517,524
                                                                                    ----------------           ----------------
                                                                                           4,329,383                  4,228,675
                                                                                    ----------------           ----------------
Net Income..................................................................        $      1,113,208           $      1,222,740
                                                                                     ===============            ===============

3.       SHARES OUTSTANDING:

         The weighted average number of shares of beneficial interest outstanding for the periods ending September 30, 2004 and 2003 was 3,561,553.

4.       CASH AND SHORT-TERM INVESTMENTS:

         Cash and short-term investments at September 30, 2004 consist primarily of a certificate of deposit at a major New York bank of $8,800,000, purchased with an original maturity of three months or less, bearing interest at a fixed rate of 1.00%.

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

         None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND LIQUIDATION ACTIVITIES.

CAPITAL RESOURCES AND LIQUIDITY

         At September 30, 2004, the Trust owned one retail property (Hylan Plaza Shopping Center, located in Staten Island, New York) as well as cash and certain other assets. The Trust does not intend to make new loans or actively engage in either the mortgage lending or the property acquisition business.

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

         The Trust believes that cash and cash equivalents on hand, proceeds generated by the real estate property that it owns and operates and proceeds from the eventual sale of such property will be sufficient to support the Trust and meet its obligations. As of September 30, 2004, the Trust had approximately $9,441,000 in cash and short-term investments.

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

                          PART II. - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

(b)      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.
         None.

(b)      Reports on Form 8-K.

         The Registrant filed two reports on Form 8-K during the three-month period ended September 30, 2004.

         On July 15, 2004, registrant filed a Form 8-K reporting that on July 15, 2004, the Trust had entered in a letter of intent with a major retailer for the lease of approximately 104,000 square feet of building space in the Hylan Plaza Shopping Center.

         On August 6, 2004, registrant filed a Form 8-K reporting that on August 3, 2004, the Trust, on the one hand, and Kimco Realty Corporation, Kimco Realty Services, Inc. and Milton Cooper on the other hand entered into a Third Amended and Restated Standstill Agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ATLANTIC REALTY TRUST
                                   (Registrant)



Date:  November 12, 2004             /s/ Joel M. Pashcow
                                       ----------------------------------
                                       Name: Joel M. Pashcow
                                       Title:  Chairman, Chief Executive Officer
                                               and President
                                               (Principal Executive Officer)

Date:  November 12, 2004             /s/ Edwin R. Frankel
                                       ----------------------------------
                                       Name: Edwin R. Frankel
                                       Title:  Executive Vice President,
                                               Chief Financial Officer
                                               and Secretary
                                               (Principal Financial and
                                               Accounting Officer)

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


Date:  November 12, 2004




                                   /s/ Joel M. Pashcow
                                   --------------------------------
                                    Name: Joel M. Pashcow
                                    Title: Chairman, Chief Executive Officer and
                                    President
                                            (Principal Executive Officer)

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



Date:  November 12, 2004




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

Exhibit 99.1
To Atlantic Realty Trust
Report of Form 10-Q
September 30, 2004





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         The undersigned, Chairman and President of Atlantic Realty Trust (the "Company"), hereby certifies, to the best of my knowledge, that the Form 10-Q of the Company for the quarter ended September 30, 2004 (the "Periodic Report") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78(d)) and that the information contained in the Periodic Report fairly represents, in all material respects, the financial condition and results of operations of the Company. The foregoing certification is incorporated solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not intended to be used for any other purpose.



Date:  November 12, 2004




                                           /s/ Joel M. Pashcow
                                          --------------------------------------
                                          Name:    Joel M. Pashcow
                                          Title:   Chairman and President
                                                   (Principal Executive Officer)

Exhibit 99.2
To Atlantic Realty Trust
Report of Form 10-Q
September 30, 2004



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         The undersigned, Executive Vice President, Chief Financial Officer and Secretary of Atlantic Realty Trust (the "Company"), hereby certifies, to the best of my knowledge, that the Form 10-Q of the Company for the quarter ended September 30, 2004 (the "Periodic Report") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78(d)) and that the information contained in the Periodic Report fairly represents, in all material respects, the financial condition and results of operations of the Company. The foregoing certification is incorporated solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not intended to be used for any other purpose.





Date:  November 12, 2004




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