Form 10-K
period 2004-12-31
ATLANTIC REALTY TRUST
filed 2005-03-31
CIK 948975

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
  [X]                 ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31,2004
                          ------------------------------------------------------

                                       OR

   [  ]               TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                  TO
                                        --------------       -------------------

                 COMMISSION FILE NUMBER  0-27562
                                         ---------------------------------------

                              ATLANTIC REALTY TRUST
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Maryland                                         13-3849655
-----------------------------------                    -------------------------
  State or other jurisdiction of                             (IRS Employer
  Incorporation or organization                           Identification No.)


  747 Third Avenue, New York, NY                                 10017
-----------------------------------                    -------------------------
 (Address of principal executive offices)                     (Zip Code)



Registrant's telephone number, including area code 212-702-8561
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered

Common Shares of Beneficial Interest,           NASDAQ SmallCap Market
-------------------------------------           ----------------------
     $0.01 Par Value Per Share
-------------------------------------


           Securities registered pursuant to Section 12(g) of the Act:

                                      None
           -----------------------------------------------------------
                                 Title of class

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

      Aggregate  market  value of the  Shares  of  Beneficial  Interest  held by
non-affiliates   of  the   registrant   as  of  June  30,  2004:   approximately
$56,613,876.

      Approximately 3,561,553 Shares of Beneficial Interest of the Registrant were outstanding as of March 24, 2005.

                                TABLE OF CONTENTS

                                                                            Page

PART I.......................................................................1
   Item 1.   Business........................................................1
   Item 2.   Properties......................................................6
   Item 3.   Legal Proceedings...............................................6
   Item 4.   Submission of Matters to a Vote of Security Holders.............6

PART II......................................................................7
   Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters............................................ 7
   Item 6.   Selected Financial Data.........................................8
   Item 7.   Management's Discussion and Analysis of Financial Condition
             and Liquidation Activities......................................8
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......9
   Item 8.   Financial Statements and Supplementary Data.....................9
   Item 9.   Changes in and Disagreements With Accountants On Accounting
             and Financial Disclosure........................................9
   Item 9A.  Controls and Procedures.........................................9
   Item 9B.  Other Information...............................................9

PART III....................................................................11
   Item 10.  Directors and Executive Officers of the Registrant.............11
   Item 11.  Executive Compensation.........................................14
   Item 12.  Security Ownership of Certain Beneficial Owners and
             Management.....................................................16
   Item 13.  Certain Relationships and Related Transactions.................16
   Item 14.  Principal Accountant Fees and Services.........................17

PART IV.....................................................................17
   Item 15.  Exhibits, Financial Statement Schedules, and Reports On
             Form 8-K.......................................................17

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

      In addition, the Trust has and may continue to explore the possibility of merging or entering into a business combination with another real estate entity. The Trust expects that it will pursue such a transaction only if it represents an attractive alternative to the distribution to shareholders of the net proceeds from the orderly liquidation of the Trust Assets, as described above. The merger candidates that may be available to the Trust may be limited as a result of the amount of cash and the nature of the assets which the Trust will hold. Accordingly, there can be no assurance that the Trust will successfully merge or combine operations with another real estate entity. Because the Trust has adopted a policy not to re-invest sales proceeds in additional mortgage loans on real estate (except to the extent necessary to satisfy applicable REIT requirements), a merger or other business combination involving the Trust and another real estate entity may constitute a "roll-up transaction" under applicable securities laws. In such case, the Trust would be required to comply with the heightened disclosure rules as well as special rules relating to the proxy solicitation process and the listing of the securities of the surviving company on any exchange or the inclusion for quotation of such securities on the Nasdaq Small Cap Market. Application of the roll-up rules to a company merger or business combination could delay, defer or prevent such a transaction from occurring. See "Sale of Hylan Plaza Shopping Center" below.

      The Trust was organized for the purpose of qualifying as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Trust will elect to qualify as a REIT for the year ended December 31, 2004 and intends to operate so as to continue to qualify as a REIT.

      As of December 31, 2004, the Trust had six employees.

DESCRIPTION OF TRUST ASSETS

      As of December 31, 2004, the Trust owned and operated one real property, the Hylan Center and held short-term investments in the principal amount of approximately $7,300,000, consisting primarily of a certificate of deposit at a major New York bank.

REAL PROPERTY INVESTMENT

      THE HYLAN PLAZA SHOPPING CENTER. At December 31, 2004, the Trust held an equity investment in one property, the Hylan Center. The Hylan Center is a one-story community shopping center located in Staten Island, New York which was acquired by the Trust in April, 1996. The Hylan Center contains approximately 359,000 square feet of leasable space approximately 99% of which was leased and occupied as of December 31, 2004. Major tenants (i.e., tenants who accounted for 10% or more of the leasable space as of December 31, 2004) include K-Mart Corp., a department store chain ("K-Mart"), Pathmark Stores, Inc. ("Pathmark"), and the Toys "R" Us -- NY L.L.C., a retail toy store chain ("Toys "R" Us"). These three tenants lease approximately 104,000, 60,000 and 42,000 square feet, respectively, which constitutes 29%, 17% and 12%, respectively, of the total leasable space. The K-Mart lease expires in January 2007 and provides for annual base rental payments of approximately $235,000; the Pathmark lease expires in January 2007 and provides for annual base rental payments of approximately $579,000; and the Toys "R" Us lease expires in October 2005 and provides for annual base rental payments of approximately $90,000. The K-Mart lease contains two 5-year tenant renewal options; the Pathmark lease contains six 5-year tenant renewal options; and the Toys "R" Us lease contains one 10-year tenant renewal option. Leases for approximately 55,000 square feet are due to expire on or prior to December 31, 2005. The approximate base rental revenue as of December 31, 2003 was approximately $4,422,000. The average base rental revenue per leased square foot as of December 31, 2004 was $12.78, excluding percentage rent and similar provisions. The Trust believes the property is adequately covered by insurance. As of December 31, 2004, the estimated net realizable value of the Hylan Center was approximately $81,319,000, including estimated cash flows using a disposition period of six months. Realized values may differ depending on actual disposition results and time periods.

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

      The Trust remains obligated under the Tax Agreement to assume certain liabilities relating to the RPS Tax Issues. The Trust established a special committee (the "Special Committee regarding RPS Tax Issues") comprised of the two Trustees who are not Continuing Trustees or otherwise affiliated with Ramco-Gershenson Properties Trust to act on behalf of the Trust in evaluating the position of the Trust with respect to the RPS Tax Issues and to represent the Trust with respect to any claims asserted by Ramco-Gershenson Properties Trust for contribution arising out of the Closing Agreement. On January 21, 2004, the Trust contributed $2,200,091 in respect of the deficiency dividend required to be paid pursuant to the Closing Agreement. On June 10, 2004 the Trust paid $1,803,235 in respect of the tax and interest on the tax pursuant to the Closing Agreement. The Trust will be obligated to make additional payments with respect to the RPS Tax Issues and the Closing Agreement as a result of its obligations under the Tax Agreement. In the event the Trust is presented with further requests or claims for payment or reimbursement arising in connection with the RPS Tax Issues and the Closing Agreement, the Special Committee regarding RPS Tax Issues will evaluate the Trust's further obligations at the time of its receipt of any such claim or request. The Trust does not however expect the amounts claimed or requested to exceed approximately $3,300,000.

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

      Apart from transferring the responsibility of the Trust's appeal of the examination report to the IRS appeals office having jurisdiction for this case, no action has yet been taken by the

IRS with respect to the Trust's Protest to the disallowances proposed in the examination report issued to the Trust. The outcome of the Trust Protest is uncertain and the impact of the resolution could be material to the financial statements; however, the Trust anticipates that the outcome will be favorable to the Trust.

INDEMNIFICATION AGREEMENT WITH KIMCO REALTY CORPORATION

      On March 28, 2005,  the Trust  entered into an  Indemnification  Agreement
(the "Indemnification Agreement") with Kimco Realty Corporation ("Kimco") pursuant to which the Trust has agreed to allow Kimco to conduct due diligence on the Hylan Center. The indemnification agreement is being entered into in connection with Kimco's bid to acquire the Hylan Center from the trust and further provides that commencing on March 28, 2005 and for a period of forty five (45) days thereafter, neither the Trust nor any of its representatives or agents will engage in negotiations or discussions with any party other than Kimco for the sale of the capital stock or assets of the Trust, including the sale of the Hylan Center. While the Trust and Kimco have entered into the Indemnification Agreement, the Trust has not as of the date hereof accepted Kimco's offer to purchase the Hylan Center; therefore, there is no assurance that Kimco and the Trust will enter into a definitive agreement in respect thereto.

SEGMENT INFORMATION

      The Trust considers its business to include one industry segment, investment in real estate.

ITEM 2.  PROPERTIES.

      The Trust leases approximately 4,100 square feet of office space at 747 Third Avenue, New York, New York at an annual base rent of approximately $264,000. This lease will expire on October 31, 2005. In addition, the Trust owns and operates the Hylan Center property described under Item 1.

ITEM 3.  LEGAL PROCEEDINGS.

      There are no material pending legal proceedings other than ordinary routine litigation incidental to the business (including without limitation, foreclosure proceedings), against or involving the Trust or its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Trust did not submit any matter to a vote of its shareholders during the fourth quarter of 2004.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) MARKET INFORMATION

      The Shares of the Trust have been included for quotation on the Nasdaq SmallCap Market under the symbol ATLRS. Set forth below is the range of high and low bid prices for the shares for each of the quarters during the years ended December 31, 2004 and 2003.

                                                        HIGH           LOW

First Quarter 2003                                     $11.10         $ 9.75

Second Quarter 2003                                    $12.61          $9.75

Third Quarter 2003                                     $14.00         $10.81

Fourth Quarter 2003                                    $16.94         $11.99

First Quarter 2004                                     $18.30         $15.00

Second Quarter 2004                                    $21.00         $15.54

Third Quarter 2004                                     $17.30         $16.22

Fourth Quarter 2004                                    $18.11         $16.55


(b) APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                                                            Approximate Number
                                                            of Record Holders
Title of Class                                             (As of March 7, 2005)
--------------                                               ---------------
Shares of beneficial interest, $.01 par value                     1,980


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

      The Trust paid distributions of $.41, $.46 and $.62 per share for the years ended December 31, 2004, 2003 and 2002 respectively. Such distributions represent ordinary income for income tax purposes. In addition in May 2004 the Trust paid a return of capital of $3.25 per share.

ITEM 6.  SELECTED FINANCIAL DATA.

      The following tables set forth certain selected historical information for the Trust. The financial information should be read in conjunction with the financial statements and notes thereto included herein.

ATLANTIC REALTY TRUST                       12/31/04     12/31/03     12/31/02     12/31/01     12/31/00
                                            --------     --------     --------     --------     --------
Statement of Net Assets
In Liquidation:
     Total Assets                        $89,273,922  $67,607,443  $66,876,929  $63,286,177  $62,691,522
     Total Liabilities                    $8,600,164  $12,547,752   $4,971,363   $5,430,048   $4,545,181
     Net Assets in Liquidation           $80,673,758  $55,059,691  $61,905,566  $57,856,129  $58,146,371

Statement of Changes in
Net Assets in Liquidation:
Increase (Decrease)

          Distributions                  (13,035,333)  (1,638,314)  (2,208,163)  (2,706,780)  (3,062,936)
          Paid
Adjustments to Reflect Liquidation
Basis of Accounting                       38,649,400   (5,207,561)   6,257,600    2,416,538    3,777,618
Net Change in Net Assets in Liquidation  $25,614,067  $(6,845,875)  $4,049,437    $(290,242)    $714,682

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

      The Trust believes that cash and cash equivalents on hand, proceeds generated by the real estate property that it owns and operates (the Hylan Center) and proceeds from the eventual sale of such property will be sufficient to support the Trust and meet its obligations. As of December 31, 2004, the Trust had approximately $7,852,000 in cash and short-term investments.

      The Trust expects that, unless it is sold or merges with another entity, it will liquidate upon resolution of the RPS Tax Issues, the Trust Audit and any resolution of any liabilities relating thereto under the Tax Agreement.

RESULTS OF OPERATIONS

PERIOD FROM JANUARY 1, 2002 TO DECEMBER 31, 2002, JANUARY 1, 2003 TO DECEMBER 31, 2003 AND JANUARY 1, 2004 TO DECEMBER 31, 2004.

      As a result of the spin-off transaction, the Trust has adopted the liquidation basis of accounting. The liquidation basis of accounting is appropriate when liquidation appears imminent and the Trust is no longer viewed as a going concern. The Trust's income or loss is included in the adjustments to reflect liquidation basis of accounting. Net income for the years ended December 31, 2004, 2003 and 2002 was approximately $1,580,000, $2,187,000 and $2,701,000 respectively. The increase in net assets in liquidation in 2004 is based on the recent re-valuation of the Hylan Center. The decrease in net assets in liquidation during 2003 is primarily due to the Trust's accrual of a liability of approximately $7,400,000 to Ramco-Gershenson Properties Trust with regard to the settlement of the RPS Tax Issues, including obligations arising from the Closing Agreement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      As of December 31, 2004, the Trust has approximately $7,852,000 of cash and short term investments. The earnings from these assets are affected by changes in market interest rates over which the Trust has no control. Although changes in market interest rates may significantly affect the earnings on these assets the impact in changes in rates on the Trust's net assets in liquidation is not expected to be material.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      See pages F-1 through F-9, which are included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision of and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective (i) to ensure that material information relating to the Trust is communicated to them on a timely basis, and (ii) to accomplish the purposes for which they were designed. There were no material changes made in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or are reasonably likely to materially affect the Trust's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

      None.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The Trust has adopted a Code of Ethics that applies to the Trust's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Any person wishing to receive a copy of The Code of Ethics may request a copy by contacting the Trust and providing a name and address where such copy may be sent.

      The Board of Trustees is composed of six Trustees, each of whom will serve until the respective successors are elected and qualified.

      The Trustees and executive officers of the Trust are as follows:

NAME                      AGE      OFFICES AND POSITIONS

Joel M. Pashcow*          62       Chairman   and   President   of   the   Trust
                                   effective  as of February  29,  1996.  He has
                                   been a member  of the Bar of the State of New
                                   York  since   1968.   Chairman  of  RPS  from
                                   inception  (December  1988) through May 1996.
                                   He is a graduate  of Cornell  University  and
                                   the Harvard Law School.  Mr. Pashcow  is also
                                   a  trustee  of  Ramco-Gershenson   Properties
                                   Trust   and   Chairman   of   its   Executive
                                   Committee    (formerly   named   RPS   Realty
                                   Trust).
Edwin J. Glickman         72       Consultant in real estate  financings.  Until
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

Stephen R.  Blank*        59       Senior  Fellow,  Finance  of the  Urban  Land
                                   Institute  ("ULI").   Mr.  Blank  is  also  a
                                   director of, MFA Mortgage Investments,  Inc.,
                                   a New York Stock  Exchange-listed  REIT, West
                                   Coast  Hospitality  Corporation,  a New  York
                                   Stock  Exchange-listed  corporation  and  BNP
                                   Residential  Trust,  Inc., an American  Stock
                                   Exchange-listed  REIT  and a  member  of  the
                                   Board of Advisors of Paloma LLC,  the General
                                   Partner    of   Simpson    Housing    Limited
                                   Partnership.  Prior  to  joining  the  ULI in
                                   December  of 1998,  Mr.  Blank was a Managing
                                   Director,  Real Estate Investment  Banking of
                                   CIBC Oppenheimer Corp.  ("Oppenheimer") since
                                   November   1,   1993.    Prior   to   joining
                                   Oppenheimer,   Mr.   Blank  was  a   Managing
                                   Director,  Real Estate Corporate Finance,  of
                                   Cushman &  Wakefield,  Inc.  for four  years.
                                   Prior to that,  Mr. Blank was  associated for
                                   ten  years   with   Kidder,   Peabody  &  Co.
                                   Incorporated  as a Managing  Director  of the
                                   firm's Real Estate Group. Mr. Blank graduated
                                   from  Syracuse  University  in  1967  and was
                                   awarded   a  Masters   Degree   in   Business
                                   Administration   (Finance  Concentration)  by
                                   Adelphi University in 1971. He is a member of
                                   the Urban  Land  Institute  and the  American
                                   Society of Real Estate Counselors.  Mr. Blank
                                   is  also  a   trustee   of   Ramco-Gershenson
                                   Properties  Trust  (formerly named RPS Realty
                                   Trust).

Edward  Blumenfeld        64       A principal of Blumenfeld  Development Group,
                                   Ltd.,   a  real   estate   development   firm
                                   principally engaged in the development of commercial properties since 1978.

Arthur H.  Goldberg*      62       Managing  Director of  Corporation  Solutions
                                   Group  since  January   2000.   President  of
                                   Manhattan  Associates,  LLC, a  merchant  and
                                   investment banking firm from February 1994 to
                                   December 1999.  Prior to that,  Mr.  Goldberg
                                   was  Chairman  of  Reich  &  Company,   Inc.,
                                   (formerly   Vantage   Services,    Inc.),   a
                                   securities brokerage and investment brokerage
                                   firm, from January 1990 to December 1993. Mr.
                                   Goldberg   was    employed   by    Integrated
                                   Resources,   Inc.   from  its   inception  in
                                   December 1968, as President and Chief

NAME                      AGE      OFFICES AND POSITIONS


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

William A. Rosoff         61       Vice-Chairman  of the Board of  Directors  of
                                   Advanta  Corporation,  a  financial  services
                                   company,  since January 1996 and President of
                                   Advanta Corporation since October 1999. Prior
                                   thereto,  Mr. Rosoff was associated  with the
                                   law  firm  of   Wolf,   Block,   Schorr   and
                                   Solis-Cohen since 1969, a partner since 1975.
                                   Mr.  Rosoff is a past chairman of that firm's
                                   Executive Committee and is a past chairman of
                                   its tax department.  Mr. Rosoff served on the
                                   Legal   Activities   Policy   Board   of  Tax
                                   Analysts,  the  Advisory  Board  for  Warren,
                                   Gorham and  Lamont's  Journal of  Partnership
                                   Taxation,  and has served on the Tax Advisory
                                   Boards of Commerce Clearing House and Little,
                                   Brown and Company.  Mr. Rosoff also serves on
                                   the  Advisory  Group  for  the  American  Law
                                   Institute.  He was a fellow  of the  American
                                   College of Tax Counsel.  Mr.  Rosoff earned a
                                   B.S.   degree   with   honors   from   Temple
                                   University  in 1964,  and  earned  an  L.L.B.
                                   magna  cum  laude  from  the   University  of
                                   Pennsylvania Law School in 1967.

Edwin R. Frankel          59       Since the inception of the Trust in May 1996,
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

------------------------------
* Designates status as a Continuing Trustee.

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

ITEM 11.    EXECUTIVE COMPENSATION.

EXECUTIVE OFFICERS

      Mr. Pashcow receives no cash compensation for serving as an executive officer of the Trust. Mr. Frankel receives compensation of approximately $196,000 per annum pursuant to an employment contract entered into between the Trust and Mr. Frankel on June 11, 1998, as more fully described below.

                           SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION       LONG TERM
                                                                COMPENSATION

NAME AND                                                              RESTRICTED   SECURITIES       PAYOUT
PRINCIPAL                                            OTHER ANNUAL       STOCK      UNDERLYING        LTIP
POSITION             YEAR    SALARY($)    BONUS($)    COMPENSATION($)  AWARDS($)  OPTIONS/SARS($)  PAYOUTS($)
Edwin R. Frankel*
   Executive Vice
  President,Chief    2002    175,638      15,250       13,900*
Financial Officer    2003    180,907      15,250       14,400*
              and
        Secretary    2004    187,156      15,250       14,400*

Stanley Rappoport

                     2002    124,423
                     2003    127,885     75,000
                     2004    147,440     65,000

----------------

*Includes approximately $1,000 in imputed interest under the Frankel Note (as defined below).

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

      During the years ended 2004, 2003 and 2002, respectively, Messrs. Edwin Glickman and Edward Blumenfeld each earned fees of $25,000 in connection with services they provided to the Trust as Members of the Disposition Committee.

      On March 24, 2004, the Trust entered into a Reimbursement Agreement with Joel M. Pashcow pursuant to which the Trust agreed to reimburse Mr. Pashcow for all reasonable fees and expenses, including the reasonable fees and expenses of accountants and legal counsel, incurred in connection with any personal income tax audit to which he may become subject solely as a result of his being a member of the Board of Trustees of the Trust and a member of the Board of Trustees of Ramco-Gershenson Properties Trust. The maximum reimbursement commitment of the Trust is $50,000 per fiscal year during the term of such Reimbursement Agreement.

      On March 24, 2004, the Trust also entered into a Reimbursement Agreement with Arthur H. Goldberg pursuant to which the Trust agreed to reimburse Mr. Goldberg for all reasonable fees and expenses, including the reasonable fees and expenses of accountants and legal counsel, incurred in connection with any personal income tax audit to which he may become subject solely as a result of his being a member of the Board of Trustees of the Trust and a member of the Board of Trustees of Ramco-Gershenson Properties Trust. The maximum reimbursement commitment of the Trust is $50,000 per fiscal year during the term of such Reimbursement Agreement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      As of March 11, 2004, each of the following persons were known by the Trust to be the beneficial owners of more than five percent of the Shares of the Trust.

                                                             Amount and
                                                             Nature of
                                  Name and Address of        Beneficial       Percent of
   Title of Class                   Beneficial Owner         Ownership          Class
   --------------                   ----------------         ---------          -----

Shares of beneficial    Kensington Investment Group, Inc.     191,422(1)          5.37%
interest                4 Orinda Way
$.01 par value          Suite 200C
                        Orinda, CA 94563

Shares of beneficial    High Rise Capital                     504,088(2)         14.2%
interest                Management
$.01 par value          535 Madison Avenue
                        26th Floor
                        New York, NY 10022

Shares of beneficial    Kimco Realty Corporation            1,317,787(3)         37.0%
interest                3333 New Hyde Park Rd.
$.01 par value          New Hyde Park, NY 11042

------------------
(1) Based upon Schedule 13G/A filing with the Securities and Exchange Commission, filed on January 10, 2005.
(2) Based upon Schedule 13G filing with the Securities and Exchange Commission, filed on February 11, 2005.
(3) Based upon Schedule 13D/A filing with the Securities and Exchange Commission filed February 18, 2005.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Set forth below is information as to the Shares beneficially owned as of March 18, 2005 by each of the Trustees, each of the executive officers included in the Summary Compensation Table set forth in Item 11 and all Trustees and executive officers as a group, based on information furnished by each Trustee and executive officer.

Name of Trustee/                                             Shares Owned     Percent Of Class
Executive Officer                                            Beneficially(1)  ----------------
------------------                                           ---------------
Joel M. Pashcow                                                   94,154(2)        2.64%
Arthur H. Goldberg                                                24,487(3)           *
William A. Rosoff                                                    125              *
Stephen R. Blank                                                     987(4)           *
Edward Blumenfeld                                                    125              *
Edwin J. Glickman                                                 10,531              *
Edwin R. Frankel                                                       0              *
All Trustees and Executive  Officers as a group (7 persons)      130,409           3.66%

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information relating to Principal Accountant Fees and Services will be contained in a definitive Proxy Statement under the caption "Principal Accountant Fees and Services" which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2004, and such information is incorporated herein by reference.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

Consolidated Financial Statements -- Atlantic Realty Trust and Subsidiary (Liquidation Basis of Accounting)

Report of Independent Registered Accounting Firm.............................F-2
Consolidated Statements of Net Assets in Liquidation as of
     December 31, 2004 and 2003..............................................F-3
Consolidated Statements of Changes in Net Assets in Liquidation for
     the Years Ended December 31, 2004, 2003 and 2002........................F-4
Notes to Consolidated Financial Statements................................F-5-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees of
Atlantic Realty Trust

We have audited the accompanying consolidated statements of net assets in liquidation of Atlantic Realty Trust and subsidiary (the "Trust") as of December 31, 2004 and 2003, and the related consolidated statements of changes in net assets in liquidation for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the net assets in liquidation of Atlantic Realty Trust and subsidiary as of December 31, 2004 and 2003 and the changes in their net assets in liquidation for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America on the basis described in the preceding paragraph.

As discussed in Notes 1 and 6 to the consolidated financial statements, because of the inherent uncertainty of valuation when an entity is in liquidation, the amounts ultimately realized from assets disposed and costs incurred to settle liabilities may differ materially from amounts presented in the accompanying consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP


  ------------------------
  MARCH 24, 2005
  ------------------------
  New York, New York
  New York, New York

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (LIQUIDATION BASIS OF ACCOUNTING)

                                    December 31,     December 31,
                                        2004             2003
                                        ----             ----
ASSETS:

Investment in real estate........   $81,319,000      $44,144,250
Cash and short-term investments..     7,852,922       23,198,093
Other assets                            102,000          265,100
                                  ---------------- -------------
        Total assets.............    89,273,922       67,607,443
                                  ---------------- -------------

LIABILITIES:

Estimated costs of liquidation...     8,600,164       12,547,752
                                  ---------------- -------------
Net assets in liquidation........   $80,673,758      $55,059,691
                                  ---------------- -------------



                 See notes to consolidated financial statements.

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (LIQUIDATION BASIS OF ACCOUNTING)

                                           FOR THE YEAR   FOR THE YEAR   FOR THE YEAR
                                              ENDED          ENDED          ENDED
                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                               2004           2003           2002
                                          -------------- -------------- -------------

Net assets in liquidation, beginning
    of period...........................   $55,059,691    $61,905,566     $57,856,129
Distributions paid                         (13,035,333)    (1,638,314)     (2,208,163)
Adjustments to reflect liquidation
    basis of accounting.................    38,649,400     (5,207,561)      6,257,600
Net assets in liquidation,
    end of period.......................   $80,673,758    $55,059,691     $61,905,566


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

2.    INVESTMENT IN REAL ESTATE

                                            ESTIMATED NET REALIZED VALUE(a)(b)
PROPERTY               LOCATION                 DECEMBER 31,        DECEMBER 31,
                                                  2004                  2003
                                          ----------------       ---------------
Hylan Shopping Center  Staten Island, NY      $81,319,000          $44,144,250

--------------

(a) Includes estimated cash flows using a disposition period of six months and nine months for the years ended December 31, 2004 and December 31, 2003, respectively. Realized values may differ depending on actual disposition results and time periods.

(b) The operations of the Trust and the Hylan Shopping Center for the years ended December 31, 2004 and December 31, 2003 are as follows:

                                               2004                   2003
                                               ----                   ----
Rental income.....................         $4,669,152             $4,579,713
Expense reimbursements............          2,529,747              2,194,211
Interest from short-term investments          125,023                267,868
Other.............................              2,376                  3,004
                                      -------------------- ---------------------
                                            7,326,298              7,044,796
                                      -------------------- ---------------------
Operating property expenses.......          3,118,759              2,989,906
Depreciation......................            344,067                348,831
General and administrative........          2,432,697              2,125,909
                                      -------------------- ---------------------
                                            5,895,523              5,464,646
                                      -------------------- ---------------------
Net income........................         $1,430,775             $1,580,150

3.    SHARES OUTSTANDING

      The weighted average number of common shares outstanding for each of the periods ended December 31, 2004, 2003, and 2002 was 3,561,553.

4.    CASH AND SHORT-TERM INVESTMENTS

      Cash and short-term investments at December 31, 2004 and 2003, consist primarily of certificates of deposit at a major New York bank of $7,300,000 and $22,500,000, respectively, purchased with original maturities of three months or less, bearing interest at a fixed rate of 1.25% and 1.09%, respectively.

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

      The Trust remains obligated under the Tax Agreement to assume certain liabilities relating to the RPS Tax Issues. The Trust established a special committee (the "Special Committee regarding RPS Tax Issues") comprised of the two Trustees who are not Continuing Trustees or otherwise affiliated with Ramco-Gershenson Properties Trust to act on behalf of the Trust in evaluating the position of the Trust with respect to the RPS Tax Issues and to represent the Trust with respect to any claims asserted by Ramco-Gershenson Properties Trust for contribution arising out of the Closing Agreement. On January 21, 2004, the Trust contributed $2,200,091 in respect of the deficiency dividend required to be paid pursuant to the Closing Agreement. On June 10, 2004 the Trust paid $1,803,235 in respect of the tax and interest on the tax pursuant to the Closing Agreement. The Trust will be obligated to make additional payments with respect to the RPS Tax Issues and the Closing Agreement as a result of its obligations under the Tax Agreement. In the event the Trust is presented with further requests or claims for payment or reimbursement arising in connection with the RPS Tax Issues and the Closing Agreement, the Special Committee regarding RPS Tax Issues will evaluate the Trust's further obligations at the time of its receipt of any such claim or request. The Trust does not however expect the amounts claimed or requested to exceed approximately $3,300,000.

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

      Apart from transferring the responsibility of the Trust's appeal of the examination report to the IRS appeals office having jurisdiction for this case, no action has yet been taken by the IRS with respect to the Trust's Protest to the disallowances proposed in the examination report issued to the Trust. The outcome of the Trust Protest is uncertain and the impact of the resolution could be material to the financial statements; however, the Trust anticipates that the outcome will be favorable to the Trust.

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (LIQUIDATION BASIS OF ACCOUNTING)


7.    DIVIDENDS/DISTRIBUTIONS TO SHAREHOLDERS

      Under the Internal Revenue Code, a REIT must meet certain qualifications, including a requirement that it distribute annually to its shareholders at least 90 percent of its REIT taxable income. The Trust's policy is to distribute to shareholders all taxable income. Dividend distributions for the years ended December 31, 2003, 2002 and 2001 are summarized as follows:

     Record Date                 Distribution                Payment
     -----------                 ------------                -------

December 20, 2004               $.41 per share          December 29, 2004
May 10, 2004                   $3.25 per share          May 20, 2004
December 18, 2003               $.46 per share          December 29, 2003
December 15, 2002               $.62 per share          December 27, 2002

The distributions listed in the table above represent ordinary income for income tax purposes, except for the $3.25 per share distribution which was a return of capital.

8.    COMMITMENTS

      The Trust leases approximately 4,100 square feet of office space at 747 Third Avenue, New York, New York at an annual base rent of approximately $264,000. This lease will expire on October 31, 2005.

9.    SUBSEQUENT EVENTS

      On March 28, 2005,  the Trust  entered into an  Indemnification  Agreement
(the "Indemnification Agreement") with Kimco Realty Corporation ("Kimco") pursuant to which the Trust has agreed to allow Kimco to conduct due diligence on the Hylan Center. The indemnification agreement is being entered into in connection with Kimco's bid to acquire the Hylan Center from the trust and further provides that commencing on March 28, 2005 and for a period of forty five (45) days thereafter, neither the Trust nor any of its representatives or agents will engage in negotiations or discussions with any party other than Kimco for the sale of the capital stock or assets of the Trust, including the sale of the Hylan Center. While the Trust and Kimco have entered into the Indemnification Agreement, the Trust has not as of the date hereof accepted Kimco's offer to purchase the Hylan Center; therefore, there is no assurance that Kimco and the Trust will enter into a definitive agreement in respect thereto.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2005.

                                   ATLANTIC REALTY TRUST

Date:  March 29th, 2005            By:/s/Joel M. Pashcow
                                      ------------------------------------------
                                      Name:  Joel M. Pashcow
                                      Title: President and Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                                 Date
---------                   -----                                 ----


---------------------
Joel M. Pashcow             President  and  Chairman of      March 29, 2005
                            the Board

---------------------       Executive Vice President,        March 29, 2005
Edwin R. Frankel            Chief Financial Officer,
                            Secretary and Principal
                            Financial and Accounting
                            Officer

---------------------       Trustee                          March 29, 2005
Edwin J. Glickman


---------------------       Trustee                          March 29, 2005
Stephen R. Blank


---------------------       Trustee                          March 29, 2005
Edward Blumenfeld


---------------------       Trustee                          March 29, 2005
Arthur H. Goldberg


---------------------
William A. Rosoff           Trustee                          March 29, 2005

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

    10.9 Standstill Agreement, dated as of January 27, 2004, by and among Atlantic Realty Trust, on the one hand, and High Rise Capital Management, L.P., High Rise Capital Advisors, L.L.C., Bridge Realty Advisors, L.L.C., Zankel Management GP, L.L.C., Cedar Bridge Realty Fund, L.P., Cedar Bridge Institutional Fund, L.P., a Delaware limited partnership Arthur Zankel and David O'Connor on the other hand. (Filed as an exhibit to Form 8-K filed January 27, 2004, File No. 0-27562.)

    10.10 Reimbursement Agreement, dated as of March 24, 2004 by and between Atlantic Realty Trust and Joel M. Pashcow.

    10.11 Reimbursement Agreement, dated as of March 24, 2004 by and between Atlantic Realty Trust and Arthur H. Goldberg.

    10.12 Indemnification Agreement, dated as of March 28, 2005, by and between Atlantic Realty Trust and Kimco Realty Corporation.

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

Date: March 29, 2005                    /s/Edwin R. Frankel
                                        -----------------------------------
                                        Name:  Edwin R. Frankel
                                        Title  Executive Vice President,
                                               Chief Financial Officer
                                               and Secretary
                                               (Principal Financial and
                                               Accounting Officer)

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

Date: March 29, 2005                /s/Joel M. Pashcow
                                    -----------------------------------
                                    Name:  Joel M. Pashcow
                                    Title: Chairman and President
                                           (Principal Executive Officer)

Exhibit 99.1
To Atlantic Realty Trust
Report on Form 10-K
December 31, 2004

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Chairman and President of Atlantic Realty Trust (the "Company"), hereby certifies, to the best of my knowledge, that the Form 10-K of the Company for the fiscal year ended December 31, 2004 (the "Periodic Report") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78(d)) and that the information contained in the Periodic Report fairly represents, in all material respects, the financial condition and results of operations of the Company. The foregoing certification is incorporated solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not intended to be used for any other purpose.

Date: March 29, 2005                   /s/Joel M. Pashcow
                                       -----------------------------------
                                       Name:  Joel M. Pashcow
                                       Title: Chairman and President
                                              (Principal Executive Officer)

Exhibit 99.2
To Atlantic Realty Trust
Report on Form 10-K
December 31, 2004

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Executive Vice President, Chief Financial Officer and Secretary of Atlantic Realty Trust (the "Company"), hereby certifies, to the best of my knowledge, that the Form 10-K of the Company for the fiscal year ended December 31, 2004 (the "Periodic Report") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78(d)) and that the information contained in the Periodic Report fairly represents, in all material respects, the financial condition and results of operations of the Company. The foregoing certification is incorporated solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not intended to be used for any other purpose

Date: March 29, 2005                   /s/Edwin R. Frankel
                                       -----------------------------------
                                       Name:   Edwin R. Frankel
                                       Title:  Executive Vice President
                                               Chief Financial Officer
                                               and Secretary
                                               (Principal Financial and
                                               Accounting Officer)