Form 10-Q
period 2005-05-13
ATLANTIC REALTY TRUST
filed 2005-05-13
CIK 948975

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2005
                               ------------------------------------------------
                                            OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    --------------------------------

Commission file number 0-27562
                       ---------------------------------------------------------
                                   ATLANTIC REALTY TRUST
                           --------------------------------------
                (Exact name of registrant as specified in its charter)

            Maryland                                              13-3849655
----------------------------------                           -------------------
 (State or other jurisdiction of                               (I.R.S. Employer-
          incorporation                                           Identification
        or organization)                                               No.)

                      747 THIRD AVENUE, NEW YORK, NEW YORK 10017
                     -------------------------------------------
                     (Address of principal executive offices)
                                   (Zip Code)

                                  212-702-8561
                           -------------------------------------
                 (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                No
    -----------              ------


      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes                       No    X
    -----------              -------


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      The number of shares of beneficial interest, par value $.01 per share, outstanding on May 9, 2005 was 3,561,553.

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

                                                                       PAGE NO.
                                                                       -------

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

   Item 4. Submission of Matters to a Vote of Security Holders............10

   Item 5. Other Information..............................................10

   Item 6. Exhibits and Reports on Form 8-K...............................10

   Signatures.............................................................11

                         PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         ATLANTIC REALTY TRUST AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)



                                                MARCH 31, 2005     DECEMBER 31, 2004
                                                --------------     -----------------
                                                  (unaudited)
                   ASSETS

Investment in Real Estate...................       $80,344,000        $81,319,000
Cash and Short-Term Investments.............         9,126,523          7,852,922
Other Assets................................           102,000            102,000
                                                   -----------        -----------
Total Assets................................       $89,572,523         89,273,922
                                                   ============       ===========





                LIABILITIES

Estimated Costs of Liquidation..............         8,761,141          8,600,164
                                                   -----------        -----------


NET ASSETS IN LIQUIDATION...................       $80,811,382        $80,673,758
                                                   ===========        ===========






                    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                         ATLANTIC REALTY TRUST AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)

                                   (UNAUDITED)

                                                   For the Period      For the Period
                                                  January 1, 2005    January 1, 2004 to
                                                 to March 31, 2005     March 31, 2004
                                                 -----------------   ------------------

Net Assets in Liquidation
   Beginning of Period.........................       $80,673,758        $55,059,691

Adjustments to Reflect
   Liquidation Basis of Accounting.............           137,624         13,791,406
                                                      -----------        -----------
Net Assets in Liquidation End of Period........       $80,811,382        $68,851,097
                                                      ===========        ===========









                    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

      Atlantic Realty Trust, a Maryland real estate investment trust (the "Trust"), was formed on July 27, 1995 for the purpose of liquidating its interests in real properties, its mortgage loan portfolio and certain other assets and liabilities which were transferred to the Trust from Ramco-Gershenson Properties Trust (formerly named RPS Realty Trust) ("RPS") on May 10, 1996 (the "Spin-Off Transaction"). The Trust adopted the liquidation basis of accounting as of the date of the Spin-Off Transaction based on its originally stated intention to liquidate its assets or merge or combine operations with another real estate entity within eighteen months from the date of the Spin-Off Transaction. The Trust conducts its operations with the intent of meeting the requirements applicable to a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Trust will have no current or deferred income tax liabilities.

      In the opinion of management, the accompanying consolidated financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim periods. Such adjustments consist only of normal recurring accruals.

      The consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004. The results of interim periods may not be indicative of the results for the entire year.

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

2.    INVESTMENT IN REAL ESTATE:

                                                ESTIMATED NET REALIZED VALUE (A)(B)
PROPERTY               LOCATION             MARCH 31, 2005            DECEMBER 31, 2004
--------               --------             ---------------           -----------------
Hylan Shopping Center  Staten Island, NY     $80,344,000                $81,319,000


--------------------------
(a) Includes estimated cash flows using a disposition period of three months and six months for such periods, respectively. Realized value may differ depending on actual disposition results and time period.

(b) The operations of the Trust and the Hylan Shopping Center for the three months ended March 31, 2005 and March 31, 2004 are as follows:



                                                        Three Months       Three Months
                                                            Ended             Ended
                                                       March 31, 2005     March 31, 2004
                                                       --------------     --------------

Rental Income.......................................     $ 1,155,959        $ 1,165,636
Expense Reimbursements..............................         571,302            588,375
Interest from Short-Term Investments ............             28,100             52,897
Other...............................................             827                578
                                                         -----------        -----------
                                                           1,756,188          1,801,486
                                                         -----------        -----------
Operating Property Expenses......................            758,668            768,165
Depreciation........................................          83,902             86,016
General and Administrative..........................         541,055            547,160
                                                         -----------        -----------
                                                           1,383,625          1,401,341
                                                         -----------        -----------
Net Income..........................................     $   372,563        $   406,145
                                                          ==========         ==========


3.    SHARES OUTSTANDING:

      The weighted average number of shares of beneficial interest outstanding for the periods ending March 31, 2005 and 2004 was 3,561,553.

4.    CASH AND SHORT-TERM INVESTMENTS:

      Cash and short-term investments at March 31, 2005 consist primarily of a certificate of deposit at a major New York bank of $8,300,000, purchased with an original maturity of three months or less, bearing interest at a fixed rate of 2.69%.

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

     In December 2003, Ramco-Gershenson Properties Trust and the IRS entered into a Closing Agreement with respect to all of the issues raised by the IRS in connection with RPS Audit. As a condition of the Closing Agreement, Ramco-Gershenson Properties Trust was obligated to pay deficiency dividends (under Code Sec. 860) with respect to its 1992 and 1993 taxable years in amounts not less than $1,386,503 with respect to the 1992 taxable year and $809,010 with respect to the 1993 taxable year. In addition, Ramco-Gershenson Properties Trust is obligated to pay a deficiency in its income taxes with respect to the period covered by the RPS Audit equal to $770,258, plus interest calculated at the statutory rate on the amount of the deficiency and the amount of the deficiency dividends. The aggregate amount of the deficiency dividends, income tax deficiency and interest on these amounts is approximately $7,400,000, and because the Trust is required by the Tax Agreement to reimburse Ramco-Gershenson Properties Trust for these items, they are included in the estimated cost of liquidation as of December 31, 2003. Although the Closing Agreement provides that the election of Ramco-Gershenson Properties Trust to be taxed as a "real estate investment trust" was terminated with respect to its 1994 and 1995 taxable years, it also provides that Ramco-Gershenson Properties Trust will be treated as having reelected to be taxed as a "real estate investment trust" with respect to its taxable year beginning January 1, 1996 and that the termination of its election to be taxed as a "real estate investment trust" will not prohibit it or any successor entity (which includes the Trust) from electing to be taxed as a "real estate investment trust" on or after January 1, 1996.

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

7.    SUBSEQUENT EVENTS

      On April 22, 2005, the Trust received a letter from RPS stating that RPS had received a 30-day Letter (the "30-day Letter") from the IRS covering the years 1996 through 2000. The 30-day Letter takes the position that RPS should be disqualified as a real estate investment trust ("REIT") for the years 1996 through 2000 and disallows certain claimed deductions of RPS. Because the Trust is a successor to RPS for REIT tax qualification purposes, there is a risk that if the IRS' position is sustained, the Trust's status as a REIT could be jeopardized. The facts presented raise complex issues, many of which are issues of first impression and therefore the outcome cannot be predicted with certainty. While there can be no assurance, outside tax counsel has advised the Trust that, based on the facts known to date, the IRS position on RPS's REIT status is incorrect and moreover, the possible disqualification of RPS as a REIT should not result in any material tax liability for the Trust. The letter from RPS also stated that RPS might seek indemnification from the Trust with regard to the 1996 year pursuant to the Tax Agreement. While there can be no assurance, counsel advises that the Trust does not have any obligation to make any payment to or indemnify RPS in any manner for any tax, interest or penalty set forth in the 30-day Letter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND LIQUIDATION ACTIVITIES.

CAPITAL RESOURCES AND LIQUIDITY

      At March 31, 2005, the Trust owned one retail property (Hylan Plaza Shopping Center, located in Staten Island, New York) as well as cash and certain other assets. The Trust does not intend to make new loans or actively engage in either the mortgage lending or the property acquisition business.

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

      The Trust believes that cash and cash equivalents on hand, proceeds generated by the real estate property that it owns and operates and proceeds from the eventual sale of such property will be sufficient to support the Trust and meet its obligations. As of March 31, 2005, the Trust had approximately $9,127,000 in cash and short-term investments.

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

      None.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ATLANTIC REALTY TRUST
                                          (Registrant)



Date:  May 12, 2005                         /S/ JOEL M. PASHCOW
                                            ----------------------------
                                            Name: Joel M. Pashcow
                                            Title:  Chairman, Chief
                                                    Executive Officer and
                                                    President
                                                    (Principal Executive
                                                    Officer)


Date:  May 12, 2005                         /S/ EDWIN R. FRANKEL
                                            ----------------------
                                            Name: Edwin R. Frankel
                                            Title: Executive Vice
                                                   President,
                                                   Chief Financial Officer
                                                   and Secretary
                                                  (Principal Financial and
                                                   Accounting Officer)

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

Date:  May 12, 2005

                                     /s/ Joel M. Pashcow
                                     -------------------------------------------
                                     Name: Joel M. Pashcow
                                     Title: Chairman, Chief Executive Officer
                                     and President
                                         (Principal Executive Officer)

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

Date:  May 12, 2005

                                  /s/ Edwin R. Frankel
                                  --------------------------------------------
                                  Name:   Edwin R. Frankel
                                  Title:  Executive Vice President,
                                          Chief Financial Officer
                                          and Secretary
                                          (Principal Financing and
                                          Accounting Officer)

Exhibit 99.1
To Atlantic Realty Trust
Report of Form 10-Q
March 31, 2005

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     The undersigned, Chairman and President of Atlantic Realty Trust (the "Company"), hereby certifies, to the best of my knowledge, that the Form 10-Q of the Company for the quarter ended March 31, 2005 (the "Periodic Report") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78(d)) and that the information contained in the Periodic Report fairly represents, in all material respects, the financial condition and results of operations of the Company. The foregoing certification is incorporated solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not intended to be used for any other purpose.

Date:  May 12, 2005

                               /s/ Joel M. Pashcow
                               --------------------------------------------
                               Name: Joel M. Pashcow
                               Title:  Chairman and President
                                       (Principal Executive Officer)

Exhibit 99.2
To Atlantic Realty Trust
Report of Form 10-Q
March 31, 2005

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     The undersigned, Executive Vice President, Chief Financial Officer and Secretary of Atlantic Realty Trust (the "Company"), hereby certifies, to the best of my knowledge, that the Form 10-Q of the Company for the quarter ended March 31, 2005 (the "Periodic Report") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78(d)) and that the information contained in the Periodic Report fairly represents, in all material respects, the financial condition and results of operations of the Company. The foregoing certification is incorporated solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not intended to be used for any other purpose.

Date:  May 12, 2005

                                  /s/ Edwin R. Frankel
                                  --------------------------------------------
                                  Name:   Edwin R. Frankel
                                  Title:  Executive Vice President,
                                          Chief Financial Officer
                                          and Secretary
                                          (Principal Financing and
                                          Accounting Officer)