Form 10-Q
period 2005-06-30
ATLANTIC REALTY TRUST
filed 2005-08-04
CIK 948975

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2005
                               -------------------------------------------------
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission file number 0-27562
                       ---------------------------------------------------------

                              ATLANTIC REALTY TRUST
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

                    Maryland                                  13-3849655
------------------------------------------------      --------------------------
 (State or other jurisdiction of incorporation             (I.R.S. Employer-
                or organization)                          Identification No.)

                   747 THIRD AVENUE, NEW YORK, NEW YORK 10017
                    -----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  212-702-8561
                    -----------------------------------------
              (Registrant's telephone number, including area code)

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

Yes                       No     X
    -----------             -----------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     The number of shares of beneficial interest, par value $.01 per share, outstanding on August 2, 2005 was 3,561,553.

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

   Item 4. Controls and Procedures.............................................................................................9

PART II. - OTHER INFORMATION...................................................................................................9

   Item 1. Legal Proceedings...................................................................................................9

   Item 2. Changes in Securities and Use of Proceeds...........................................................................9

   Item 3. Defaults Upon Senior Securities.....................................................................................9

   Item 4. Submission of Matters to a Vote of Security Holders................................................................10

   Item 5. Other Information..................................................................................................10

   Item 6. Exhibits and Reports on Form 8-K...................................................................................10

   Signatures.................................................................................................................11

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)

                                                                           JUNE 30, 2005              DECEMBER 31, 2004
                                                                           -------------              -----------------
                                                                            (unaudited)
                             ASSETS
Investment in Real Estate........................................          $     80,669,000           $     81,319,000
Cash and Short-Term Investments..................................                 9,417,823                  7,852,922
Other Assets.....................................................                    79,000                    102,000
                                                                           ----------------           ----------------
Total Assets.....................................................                90,165,823                 89,273,922
                                                                           ----------------           ----------------
                           LIABILITIES
Estimated Costs of Liquidation...................................                 7,569,804                  8,600,164
                                                                           ----------------           ----------------


NET ASSETS IN LIQUIDATION........................................          $     82,596,019           $     80,673,758
                                                                           ================           ================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)
                                   (UNAUDITED)

                                                                               For the Period               For the Period
                                                                                April 1, 2005               January 1, 2005
                                                                              to JUNE 30, 2005             to JUNE 30, 2005
                                                                              ----------------             ----------------
Net Assets in Liquidation
    Beginning of Period.............................................          $     80,811,382             $     80,673,758
Adjustments to Reflect
    Liquidation Basis of Accounting.................................                 1,784,637                    1,922,261
                                                                              ----------------             ----------------
Net Assets in Liquidation End of Period.............................          $     82,596,019             $     82,596,019
                                                                              ================             ================

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

2. INVESTMENT IN REAL ESTATE:

                                                                               ESTIMATED NET REALIZED VALUE (A)(B)
PROPERTY                         LOCATION                            JUNE 30, 2005                        DECEMBER 31, 2004
--------                         --------                            --------------                       -----------------
Hylan Shopping Center            Staten Island, NY                    $80,344,000                            $81,319,000

------------------
     (a) Includes estimated cash flows using a disposition period of four months and six months for such periods, respectively. Realized value may differ depending on actual disposition results and time period.

     (b) The operations of the Trust and the Hylan Shopping Center for the six months ended June 30, 2005 and June 30, 2004 are as follows:

                                                                                    Six Months Ended               Six Months Ended
                                                                                     June 30, 2005                   June 30, 2004
                                                                                     -------------                   -------------
Rental Income...............................................................              2,294,822                      2,309,193
Expense Reimbursements......................................................              1,284,862                      1,131,567
Interest from Short-Term Investments ..................................                      65,513                         87,430
Other.......................................................................                  1,573                          1,095
                                                                                        -----------                    -----------
                                                                                          3,646,770                      3,529,285
                                                                                        -----------                    -----------
Operating Property Expenses............................................                   1,679,146                      1,494,881
Depreciation................................................................                167,804                        172,034
General and Administrative..................................................              1,415,469                      1,333,066
                                                                                        -----------                    -----------
                                                                                          3,262,419                      2,999,981
                                                                                        -----------                    -----------
Net Income..................................................................                384,351                        529,304
                                                                                        ===========                    ===========

3. SHARES OUTSTANDING:

     The weighted average number of shares of beneficial interest outstanding for the periods ending June 30, 2005 and 2004 was 3,561,553.

4. CASH AND SHORT-TERM INVESTMENTS:

         Cash and short-term investments at June 30, 2005 consist primarily of a certificate of deposit at a major New York bank of $7,900,000, purchased with an original maturity of three months or less, bearing interest at a fixed rate of 3.00%.

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

7. SUBSEQUENT EVENTS

         None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND LIQUIDATION ACTIVITIES.

CAPITAL RESOURCES AND LIQUIDITY

         At June 30, 2005, the Trust owned one retail property (Hylan Plaza Shopping Center, located in Staten Island, New York) as well as cash and certain other assets. The Trust does not intend to make new loans or actively engage in either the mortgage lending or the property acquisition business.

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

         The Trust believes that cash and cash equivalents on hand, proceeds generated by the real estate property that it owns and operates and proceeds from the eventual sale of such property will be sufficient to support the Trust and meet its obligations. As of June 30, 2005, the Trust had approximately $9,418,000 in cash and short-term investments.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Shareholders of the Trust was held on June 3, 2005 to elect six trustees to sit on the Board of Trustees of the Trust (the "Board") until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified and (ii) to ratify the selection by the Board of Deloitte & Touche LLP as the independent auditors of the Trust for the fiscal year commencing January 1, 2005.

         On the first proposal, the vote of the Shareholders was as follows:

Nominee                                 For                               Withheld                       Abstain
-------------------------------------------------------------------------------------------------------------------
Stephen R. Blank                        3,193,870                             9,707                         --
Edward Blumenfeld                       3,193,822                             9,755                         --
Edwin J. Glickman                       3,193,156                            10,421                         --
Arthur H. Goldberg                      3,192,829                            10,748                         --
Joel M. Paschow                         3,187,534                            16,043                         --
William A. Rosoff                       3,193,964                             9,613                         --


         On the second proposal, the Shareholders voted to ratify the selection by the Board of Deloitte & Touche LLP as the independent auditors of the Trust. There were 3,193,796 votes for, 5,241 votes against and 4,539 abstained.

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

(b)      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits. None.

(b)      Reports on Form 8-K.

         The registrant filed three reports on Form 8-K during the three-month period ended June 30, 2005.

         On May 12, 2005, registrant filed a Form 8-K reporting that on April 22, 2005, registrant received a letter from Ramco-Gershenson Properties Trust (formerly known as RPS Realty Trust, "Ramco") stating (i) that Ramco had received a 30-day Letter (the "30-day Letter") from the Internal Revenue Service (the "IRS") covering the years 1996 and 1997 and (ii) that Ramco might seek indemnification from the registrant with regard to the 1996 year pursuant to the Tax Agreement dated as of May 10, 1996 by and between Ramco and the registrant.

         On May 13, 2005, registrant filed a Form 8-K reporting that on May 12, 2005, the registrant entered into an amendment of the Indemnification Agreement the registrant entered into with Kimco Realty Corporation ("Kimco") on March 28, 2005, pursuant to which the Trust agreed to allow Kimco to conduct due diligence on the Hylan Plaza Shopping Center. A copy of the amendment was attached to the Form 8-K.

         On June 16, 2005, registrant filed a Form 8-K reporting that on June 14, 2005, the registrant entered into a second amendment of the Indemnification Agreement the registrant entered into with Kimco on March 28, 2005. A copy of the second amendment was attached to the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ATLANTIC REALTY TRUST
                                        (Registrant)



Date:  August 4, 2005                  /s/ Joel M. Pashcow
                                        --------------------------------------
                                        Name:   Joel M. Pashcow
                                        Title:  Chairman, Chief Executive
                                                Officer and President
                                                (Principal Executive Officer)

Date:  August 4, 2005                  /s/ Edwin R. Frankel
                                        --------------------------------------
                                        Name:   Edwin R. Frankel
                                        Title:  Executive Vice President,
                                                Chief Financial Officer
                                                and Secretary
                                                (Principal Financial and
                                                Accounting Officer)

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

Date: August 4, 2005

                                         /s/ Joel M. Pashcow
                                        ----------------------------------------
                                         Name:  Joel M. Pashcow
                                         Title: Chairman, Chief Executive
                                                Officer and President
                                                (Principal Executive Officer)

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

Date:  August 4, 2005

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

Exhibit 99.1
To Atlantic Realty Trust
Report of Form 10-Q
June 30, 2005

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         The undersigned, Chairman and President of Atlantic Realty Trust (the "Company"), hereby certifies, to the best of my knowledge, that the Form 10-Q of the Company for the quarter ended June 30, 2005 (the "Periodic Report") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78(d)) and that the information contained in the Periodic Report fairly represents, in all material respects, the financial condition and results of operations of the Company. The foregoing certification is incorporated solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not intended to be used for any other purpose.

Date:  August 4, 2005

                                         /s/ Joel M. Pashcow
                                        ----------------------------------------
                                        Name:   Joel M. Pashcow
                                        Title:  Chairman and President
                                                (Principal Executive Officer)

Exhibit 99.2
To Atlantic Realty Trust
Report of Form 10-Q
June 30, 2005

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         The undersigned, Executive Vice President, Chief Financial Officer and Secretary of Atlantic Realty Trust (the "Company"), hereby certifies, to the best of my knowledge, that the Form 10-Q of the Company for the quarter ended June 30, 2005 (the "Periodic Report") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78(d)) and that the information contained in the Periodic Report fairly represents, in all material respects, the financial condition and results of operations of the Company. The foregoing certification is incorporated solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not intended to be used for any other purpose.

Date:  August 4, 2005

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