Form 10-Q
period 2005-09-30
ATLANTIC REALTY TRUST
filed 2005-11-14
CIK 948975

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2005 OR
                               -------------------------------------------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________________


Commission file number 0-27562
                       ---------------------------------------------------------


                              ATLANTIC REALTY TRUST
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Maryland                                    13-3849655
-------------------------------------------------         ----------------------
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes                   No      X
    -----------          -----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         The number of shares of beneficial interest, par value $.01 per share, outstanding on November 7, 2005 was 3,561,553.

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

                                                                        PAGE NO.
                                                                        --------

PART I. - FINANCIAL INFORMATION.............................................3

   Item 1. Financial Statements.............................................3

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Liquidation Activities.......................................8

   Item 3. Quantitative and Qualitative Disclosure About Market Risk........9

   Item 4. Controls and Procedures..........................................9

PART II. - OTHER INFORMATION................................................9

   Item 1. Legal Proceedings................................................9

   Item 2. Changes in Securities and Use of Proceeds........................9

   Item 3. Defaults Upon Senior Securities.................................10

   Item 4. Submission of Matters to a Vote of Security Holders.............10

   Item 5. Other Information...............................................10

   Item 6. Exhibits and Reports on Form 8-K................................10

   Signatures..............................................................11

                        PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)

                                                       SEPTEMBER 30, 2005    DECEMBER 31, 2004
                                                       ------------------    -----------------
                                                                               (unaudited)
                             ASSETS
Investment in Real Estate ......................           $80,227,756         $81,319,000
Cash and Short-Term Investments ................             9,514,185           7,852,922
Other Assets ...................................                66,750             102,000
                                                           -----------         -----------
Total Assets ...................................            89,808,691          89,273,922
                                                           -----------         -----------


                           LIABILITIES
Estimated Costs of Liquidation .................             7,557,709           8,600,164
                                                           -----------         -----------


NET ASSETS IN LIQUIDATION ......................           $82,250,982         $80,673,758
                                                           ===========         ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      ATLANTIC REALTY TRUST AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                        (Liquidation Basis of Accounting)
                                   (UNAUDITED)

                                                         For the Period          For the Period
                                                          July 1, 2004           January 1, 2004
                                                      to September 30, 2005   to September 30, 2005
                                                      ---------------------   ---------------------
Net Assets in Liquidation
    Beginning of Period ........................           $82,596,019             $80,673,758
Adjustments to Reflect
    Liquidation Basis of Accounting ............              (345,037)              1,577,224
                                                           -----------             -----------
Net Assets in Liquidation End of Period ........           $82,250,982             $82,250,982
                                                           ===========             ===========


                                                         For the Period          For the Period
                                                          July 1, 2004           January 1, 2004
                                                      to September 30, 2004   to September 30, 2004
                                                      ---------------------   ---------------------
Net Assets in Liquidation
    Beginning of Period ........................           $56,775,455             $55,059,691
Distribution Paid ..............................                  --               (11,575,096)
Adjustments to Reflect
    Liquidation Basis of Accounting ............             1,188,086              14,478,946
                                                           -----------             -----------
Net Assets in Liquidation End of Period ........           $57,963,541             $57,963,541
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

2.       INVESTMENT IN REAL ESTATE:

                                                                               ESTIMATED NET REALIZED VALUE (a)(b)
PROPERTY                         LOCATION                         SEPTEMBER 30, 2005                      DECEMBER 31, 2004
--------                         --------                         -------------------                     -----------------
Hylan Shopping Center            Staten Island, NY                    $80,227,756                            $81,319,000

----------

(a) Includes estimated cash flows using a disposition period of four months and six months for such periods, respectively. Realized value may differ depending on actual disposition results and time period.

(b) The operations of the Trust and the Hylan Shopping Center for the nine months ended September 30, 2005 and September 30, 2004 are as follows:

                                                                                   Nine Months Ended             Nine Months Ended
                                                                                   September 30, 2005           September 30, 2004
                                                                                   ------------------           ------------------
Rental Income...............................................................             $3,426,480                     $3,473,471
Expense Reimbursements......................................................              2,134,289                      1,858,646
Interest from Short-Term Investments .......................................                112,048                        107,649
Other.......................................................................                  1,782                          2,825
                                                                                         ----------                     ----------
                                                                                          5,674,599                      5,442,591
                                                                                         ----------                     ----------
Operating Property Expenses.................................................              2,469,541                      2,360,044
Depreciation................................................................                251,706                        258,050
General and Administrative..................................................              1,964,150                      1,711,289
                                                                                         ----------                     ----------
                                                                                          4,685,397                      4,329,383
                                                                                         ----------                     ----------
Net Income..................................................................             $  989,202                     $1,113,208
                                                                                         ==========                     ==========

3.       SHARES OUTSTANDING:

         The weighted average number of shares of beneficial interest outstanding for the periods ending September 30, 2005 and 2004 was 3,561,553.

4.       CASH AND SHORT-TERM INVESTMENTS:

         Cash and short-term investments at September 30, 2005 consist primarily of a certificate of deposit at a major New York bank of $8,900,000, purchased with an original maturity of three months or less, bearing interest at a fixed rate of 3.68%.

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

         In December 2003, Ramco-Gershenson Properties Trust and the IRS entered into a Closing Agreement with respect to all of the issues raised by the IRS in connection with RPS Audit. As a condition of the Closing Agreement, Ramco-Gershenson Properties Trust was obligated to pay deficiency dividends (under Code Sec. 860) with respect to its 1992 and 1993 taxable years in amounts not less than $1,386,503 with respect to the 1992 taxable year and $809,010 with respect to the 1993 taxable year. In addition, Ramco-Gershenson Properties Trust is obligated to pay a deficiency in its income taxes with respect to the period covered by the RPS Audit equal to $770,258, plus interest calculated at the statutory rate on the amount of the deficiency and the amount of the deficiency dividends. The aggregate amount of the deficiency dividends, income tax deficiency and interest on these amounts are approximately $7,400,000, and because the Trust is required by the Tax Agreement to reimburse Ramco-Gershenson Properties Trust for these items, they were included in the estimated cost of liquidation as of December 31, 2003. Although the Closing Agreement provides that the election of Ramco-Gershenson Properties Trust to be taxed as a "real estate investment trust" was terminated with respect to its 1994 and 1995 taxable years, it also provides that Ramco-Gershenson Properties Trust will be treated as having reelected to be taxed as a "real estate investment trust" with respect to its taxable year beginning January 1, 1996 and that the termination of its election to be taxed as a "real estate investment trust" will not prohibit it or any successor entity (which includes the Trust) from electing to be taxed as a "real estate investment trust" on or after January 1, 1996.

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

         On February 21, 2003, the IRS issued an examination report to the Trust with respect to the 1996 and 1997 taxable years of the Trust. This examination report proposed to disallow all of the loss deductions claimed by the Trust upon the disposition of Trust Assets during that period. In addition, the examination report proposed to increase the REIT taxable income of the Trust during 1996 and 1997 on account of two items reported on the Trust's tax returns for which the Trust did not claim any taxable loss or deduction. Effective October 31, 2005, the IRS and the Trust entered into an agreement settling all federal income tax issues with respect to the Trust's 1996 and 1997 taxable years. Under the terms of that agreement, the Trust will pay additional taxes for those periods totaling $15,534, plus interest (approximately $12,000). The agreement entered into between the IRS and the Trust does not affect the Trust's classification as a REIT.

6.       OTHER ASSETS:

         Other assets include the estimated interest income from the Trust's short-term investments.

7.       SUBSEQUENT EVENTS

         None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND LIQUIDATION ACTIVITIES.

CAPITAL RESOURCES AND LIQUIDITY

         At September 30, 2005, the Trust owned one retail property (Hylan Plaza Shopping Center, located in Staten Island, New York) as well as cash and certain other assets. The Trust does not intend to make new loans or actively engage in either the mortgage lending or the property acquisition business.

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

         The Trust believes that cash and cash equivalents on hand, proceeds generated by the real estate property that it owns and operates and proceeds from the eventual sale of such property will be sufficient to support the Trust and meet its obligations. As of September 30, 2005, the Trust had approximately $9,514,000 in cash and short-term investments.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

         CONCLUSION REGARDING DISCLOSURE CONTROLS AND PROCEDURES

         At September 30, 2005, our principal executive officer and principal financial officer have performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, the "Exchange Act") and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed or summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

         CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of our fiscal year ending December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(b)      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits. None.

(b)      Reports on Form 8-K.

         The registrant filed two reports on Form 8-K during the three-month period ended September 30, 2005.

         On July 12, 2005, registrant filed a Form 8-K reporting that on July 11, 2005, the registrant entered into a third amendment of the Indemnification Agreement the registrant entered into with Kimco Realty Corporation ("Kimco") on March 28, 2005. A copy of the third amendment was attached to the Form 8-K.

         On August 5, 2005, registrant filed a Form 8-K reporting that on August 5, 2005, the registrant entered into a fourth amendment of the Indemnification Agreement the registrant entered into with Kimco on March 28, 2005. A copy of the fourth amendment was attached to the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ATLANTIC REALTY TRUST
                                   (Registrant)



Date:  November 11, 2005                  /S/ JOEL M. PASHCOW
                                        ----------------------------------------
                                        Name:   Joel M. Pashcow
                                        Title:  Chairman, Chief Executive
                                                Officer and President
                                                (Principal Executive Officer)

Date:  November 11, 2005                  /S/ EDWIN R. FRANKEL
                                        ----------------------------------------
                                        Name:   Edwin R. Frankel
                                        Title:  Executive Vice President,
                                                Chief Financial Officer
                                                and Secretary
                                                (Principal Financial and
                                                Accounting Officer)

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

Date: November 11, 2005

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

Date:  November 11, 2005

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

Exhibit 99.1
To Atlantic Realty Trust
Report of Form 10-Q
September 30, 2005


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         The undersigned, Chairman and President of Atlantic Realty Trust (the "Company"), hereby certifies, to the best of my knowledge, that the Form 10-Q of the Company for the quarter ended September 30, 2005 (the "Periodic Report") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78(d)) and that the information contained in the Periodic Report fairly represents, in all material respects, the financial condition and results of operations of the Company. The foregoing certification is incorporated solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not intended to be used for any other purpose.

Date:  November 11, 2005

                                        /s/ Joel M. Pashcow
                                        ----------------------------------------
                                        Name:    Joel M. Pashcow
                                        Title:   Chairman and President
                                                 (Principal Executive Officer)

Exhibit 99.2
To Atlantic Realty Trust
Report of Form 10-Q
September 30, 2005

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         The undersigned, Executive Vice President, Chief Financial Officer and Secretary of Atlantic Realty Trust (the "Company"), hereby certifies, to the best of my knowledge, that the Form 10-Q of the Company for the quarter ended September 30, 2005 (the "Periodic Report") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78(d)) and that the information contained in the Periodic Report fairly represents, in all material respects, the financial condition and results of operations of the Company. The foregoing certification is incorporated solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not intended to be used for any other purpose.

Date:  November 11, 2005

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